Form 10-Q
period 1996-03-31
SECTOR STRATEGY FUND IV LP
filed 1996-05-15
CIK 883974

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                               ----------------

                    OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------
Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

          Delaware                                     13-3648784
- - -------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
              World Financial Center New York, New York 10080-6106
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
       ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               -----    -----

                        This document contains 14 pages.

     There are no exhibits and no exhibit index filed with this document.

                                PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                    --------------------------------------
                       (a Delaware limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                        March 31,     December 31,
                                                          1996           1995
                                                       ----------     ------------
ASSETS
- - ------
Accrued interest (Note 2)                              $   25,805     $   32,078
Equity in commodity futures trading accounts
 Cash and option premiums                               6,714,031      7,732,274
 Net unrealized gain on open contracts                    151,219        320,748
                                                       ----------     ----------

     TOTAL                                             $6,891,055     $8,085,100
                                                       ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL
- - ---------------------------------

LIABILITIES:
 Redemptions payable                                   $  107,780     $  312,195
 Brokerage commissions payable (Note 2)                    49,885         56,042
 Profit shares payable                                      2,337          9,701
 Administrative expense payable                             1,312              -
                                                       ----------     ----------

    Total liabilities                                     161,314        377,938
                                                       ----------     ----------

PARTNERS' CAPITAL:
 General Partner:
   (671 and 671 Series A Units outstanding)                74,611         79,108
   (214 and 214 Series B Units outstanding)                25,181         26,769

 Limited Partners:
   (46,148 and 48,856 Series A Units outstanding)       5,134,273      5,762,501
   (12,731 and 14,723 Series B Units outstanding)       1,495,676      1,838,784
                                                       ----------     ----------

    Total partners' capital                             6,729,741      7,707,162
                                                       ----------     ----------

     TOTAL                                             $6,891,055     $8,085,100
                                                       ==========     ==========

NET ASSET VALUE PER UNIT
  SERIES A                                                $111.26        $117.95
                                                       ==========     ==========
  SERIES B                                                $117.49        $124.89
                                                       ==========     ==========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                     ------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                       For the three   For the three
                                        months ended    months ended
                                          March 31,       March 31,
                                            1996            1995
                                            ----            ----
REVENUES:
    Trading (loss) profits:
        Realized                          $(157,126)       $698,034
        Change in unrealized               (169,529)         76,247
                                        -----------     -----------

            Total trading results          (326,655)        774,281

    Interest income (Note 2)                 80,751         144,459
                                        -----------     -----------

                Total revenues             (245,904)        918,740
                                        -----------     -----------

EXPENSES:
    Profit shares                             2,337          35,406
    Brokerage commissions (Note 2)          158,880         230,511
    Administrative expense                    4,185               -
                                        -----------     -----------

                Total expenses              165,402         265,917
                                        -----------     -----------

NET (LOSS) INCOME                         $(411,306)       $652,823
                                        ===========     ===========

NET (LOSS) INCOME  PER UNIT:
     Weighted average number of Units
      outstanding (Note 4)                   62,307         100,954
                                          =========        ========

    Weighted average net (loss) income
     per Unit                                $(6.60)          $6.47
                                          =========        ========

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 -------------------------------------------

              For the three months ended March 31, 1996 and 1995
              --------------------------------------------------


                                    Units                    Limited Partners             General Partner
                                    -----                    ----------------             ---------------
                             Series A     Series B      Series A         Series B       Series A     Series B         Total
                            -----------  ----------  ---------------  --------------  ------------  -----------  ---------------
PARTNERS' CAPITAL,
  DECEMBER 31, 1994             79,651      25,053      $ 8,427,977      $2,751,817      $130,084      $41,743      $11,351,621

Net income                           -           -          454,376         187,783         7,627        3,037          652,823

Redemptions                    (10,952)     (4,468)      (1,206,080)       (521,872)            -            -       (1,727,952)
                             ---------    --------    -------------    ------------    ----------    ---------    -------------

PARTNERS' CAPITAL,
  MARCH 31, 1995                68,699      20,585      $ 7,676,273      $2,417,928      $137,711      $44,780      $10,276,492
                             =========    ========    =============    ============    ==========    =========    =============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995             49,527      14,937      $ 5,762,501      $1,838,784      $ 79,108      $26,769      $ 7,707,162

Net loss                             -           -         (312,779)        (92,442)       (4,497)      (1,588)        (411,306)

Redemptions                     (2,708)     (1,992)        (315,449)       (250,666)            -            -         (566,115)
                             ---------    --------    -------------    ------------    ----------    ---------    -------------

PARTNERS' CAPITAL,
  MARCH 31, 1996                46,819      12,945      $ 5,134,273      $1,495,676      $ 74,611      $25,181      $ 6,729,741
                             =========    ========    =============    ============    ==========    =========    =============

See notes to financial statements.

THE SECTOR STRATEGY FUND/SM/ IV L.P.
(A Delaware Limited Partnership)
 ------------------------------

NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The SECTOR Strategy Fund/SM/ IV L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on February 13, 1992 and commenced trading activities on July 1, 1992. The Partnership engages in the speculative trading of futures, options and forward contracts on a wide range of commodities. The Partnership raised $89,000,000 for its initial capitalization of which $75,646,400 is for the Guaranteed Units ("Series A Units") and $13,353,600 for the non-Guaranteed Units ("Series B Units"). These capitalization balances included investments from The SECTOR Strategy/SM/ Fund" International IV Ltd. (the "Company"). On April 1, 1994, the Company redeemed its investments from the Partnership with respect to both the Series A Units and Series B Units to become a stand-alone trading company. Merrill Lynch Investment Partners Inc. (formerly ML Futures Investment Partners Inc.) ("MLIP" or the "General Partner"), a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch",) is the general partner of the Partnership, and Merrill Lynch Futures Inc. ("MLF"), also a Merrill Lynch affiliate, is its commodity broker. The General Partner has agreed to maintain a general partner's interest of at least 1% of the total capital in the Partnership. The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to their respective interest in it.

The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995. The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

MLIP selects independent advisors (the "Advisors" or the "Trading Advisors") to manage the Partnership's assets, and allocate and reallocate the Partnership's trading assets among existing, replacement and additional Advisors.

MLIP also determines what percentage of the Series A total capital to allocate to trading from time to time (all assets of Series B are allocated to trading), attempting to balance the desirability of reducing the opportunity costs of the Series A "principal protection" structure by allocating 100% (or more) of the Series A assets to trading against the necessity of preventing Merrill Lynch from ever being required to make any payments to the Partnership under the Merrill Lynch guarantee. (See Note 5.)

Estimates
- - ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
- - -------------------

Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the financial statements at the fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the financial statements.


Operating Expenses
- - ------------------

MLIP pays for all routine operating expenses (including legal, accounting, postage and similar administrative expenses) of the Partnership. MLIP receives a portion of the brokerage commissions paid to MLF by the Partnership as reimbursement for the foregoing expenses.

Income Taxes
- - ------------

No provision for income taxes has been made in the accompanying financial statements as each partner is individually responsible for reporting income or loss based on their respective share of the Partnership's income and expenses as reported for income tax purposes.

Distributions
- - -------------

The Unitholders are entitled to receive, equally per Unit, any distribution which may be made by the Partnership. No such distributions have been made as of March 31, 1996.

Redemptions
- - -----------

A Limited Partner may require the Partnership to redeem some or all of such partner's Units of limited partnership interest at Net Asset Value as of the close of business on the last business day of any month upon ten calendar days' notice.

Dissolution of the Partnership
- - ------------------------------

The Partnership will terminate on December 31, 2022 or at an earlier date if certain conditions occur, as well as under certain other circumstances as set forth in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

All of the Partnership's assets are deposited with MLF as a means of approximating the interest rate which would be earned by the partnership had 100% of its Net Assets on deposit with MLF been invested in 91-day Treasury bills, MLF pays the Partnership interest on its account equity on deposit with MLF at a rate of 0.5 of 1% per Annum below the prevailing 91-day Treasury bill rate. In the case of its trading in certain foreign futures contracts, the Fund deposits margin in foreign currency denominated instruments or cash and earns interest generally at the prevailing short-term government interest rate in the country in question. The additional economic benefit derived from possession of the Partnership's assets accrues to MLF or its affiliates.

The Partnership pays brokerage commissions to MLF at a flat rate of 0.833 of 1% on the Series A Units (a 10% annual rate) and 0.75 of 1% on the Series B Units (a 9% annual rate) of the Partnership's month-end assets. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .8125% (a 9.75% annual rate), for Series A Units and .729% (a 8.75% annual rate) for Series B Units, and each of the Partnership's Series began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rates charged to the Partnership during the quarters ended March 31, 1996 and 1995 was approximately $57 and $20, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

MLF pays the Advisors annual Consulting Fees ranging from 3% to 4% of the Partnership's average month-end assets after reduction for a portion of the brokerage commissions.

The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") established by MLIP that contacts at least two counterparties, along with Merrill Lynch International Bank ("MLIB") for all of the Partnership's currency trades. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee equal (at current exchange rates) to approximately $5.00 to $12.50 on each purchase or sale of a futures-contract equivalent face amount of a foreign currency. No service fees are charged on trades awarded to MLIB (which receives a "bid-ask" spread on such trades). MLIB is awarded trades only if its price (which includes the no service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

The F/X Desk trades on the basis of credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

Certain of the Partnership's currency trades are executed in the form of "exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market. In its EFP trading, the Partnership acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

The Partnership's F/X Desk service fee and EFP differential costs have, to date, totaled no more than 0.25 of 1% per annum of the Partnership's average month-end Net Assets.

3. AGREEMENTS

The Partnership and the Advisors have each entered into Advisory Agreements. The Advisory Agreements generally terminate one year after they are entered into, subject to certain renewal rights exercisable by the Partnership. The Advisors determine the commodity futures and forward contract trades to be made on behalf of their respective Partnership accounts, subject to certain Partnership trading policies and to certain rights reserved for the General Partner.

Profit shares, generally ranging from 15% to 25% of any New Trading Profit, as defined, recognized by each Advisor considered individually irrespective of the overall performance of the Partnership, as of the end of each calendar quarter are paid by the Partnership to each Advisor. Profit shares are also paid out in respect of Units redeemed as of the end of interim months during a calendar quarter to the extent of the applicable percentage of any New Trading Profit attributable to such Units.

4.   WEIGHTED AVERAGE UNITS

The weighted average number of Units outstanding was computed for purposes of disclosing net income per weighted average Unit. The weighted average number of Units outstanding at March 31, 1996 and 1995 equals the Units outstanding as of such date, adjusted proportionately for Units redeemed based on the respective length of time each was outstanding during the preceding period.

5.   SERIES A MERRILL LYNCH & CO., INC. GUARANTEE

Merrill Lynch has guaranteed to the Partnership that it will have sufficient Net Assets as of the Principal Assurance Date for the Series A Units, as defined, that the Net Asset Value per Series A Unit as of such Principal Assurance Date will equal, after adjustment for all liabilities to third parties, not less than $100.

6.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership trades futures, options and forward contracts in financial instruments, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the quarter ended March 31, 1996 was as follows:


                            1996
                         ----------

Financial Instruments    $(296,484)
Stock indices                9,912
Commodities                (65,877)
Currencies                  89,226
Energy                     (30,757)
Metals                     (32,675)
                       -----------

                         $(326,655)
                       ===========

Market Risk
- - -----------

Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

Fair Value
- - ----------

The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statement of Financial Condition and the related profit loss reflected in trading revenues in the Statements of Operations The contract/notional values of the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:


                                      1996                                             1995
                   ----------------------------------------------    ----------------------------------------

                     Commitment to            Commitment to           Commitment to         Commitment to
                   Purchase (Futures,         sell (Futures,        Purchase (Futures,      Sell (Futures,
                   Options & Forwards)      Options & Forwards)     Options & Forwards)   Options & Forwards)
                   -------------------      ---------------------   -------------------   -------------------
Financial
 Instruments          $ 6,037,225                $35,602,446            $60,423,117           $12,775,061
Stock indices           1,299,870                    141,558              1,298,009                     -
Commodities             1,169,148                    191,160              2,371,584               314,641
Currencies              3,187,336                  5,668,709              1,809,197             4,175,157
Energy                    407,446                          -              1,253,705               649,123
Metals                    558,656                    847,701              1,122,026             1,094,973
                  ---------------           ----------------       ----------------          ------------

                      $12,659,681                $42,451,574            $68,277,638           $19,008,955
                  ===============           ================       ================          ============

Substantially all of the Partnership's derivative instruments outstanding as of March 31, 1996 expire within one year.

The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1996 and December 31, 1995 was as follows:


                                 1996                                     1995
               ----------------------------------------- -----------------------------------------


                 Commitment to          Commitment to      Commitment to       Commitment to
               Purchase (Futures,      Sell (Futures,    Purchase (Futures,    Sell (Futures,
               Options & Forwards)   Options & Forwards) Options & Forwards) Options & Forwards)
               -------------------   ------------------- ------------------- ---------------------
Exchange
 traded          $10,727,778              $38,512,036         $65,942,066         $14,598,247
Non-Exchanged
  traded           1,931,903                3,939,538           2,335,572           4,410,708
               -------------         ----------------     ---------------    ----------------

                 $12,659,681              $42,451,574         $68,277,638         $19,008,955
               =============         ================     ===============    ================

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 was as follows:


                                    1996                                        1995
                 ---------------------------------------------- ----------------------------------

                  Commitment to            Commitment to         Commitment to       Commitment to
                 Purchase (Futures,        Sell (Futures,      Purchase (Futures,    Sell (Futures,
                 Options & Forwards)     Options & Forwards)   Options & Forwards) Options & Forwards)
                 -------------------     -------------------   ------------------- -------------------
Financial
 Instruments          $23,124,304             $41,181,108         $45,598,130         $ 8,975,238
Stock indices           1,780,812                 141,557           1,268,891             666,144
Commodities             1,685,862                 256,910           1,356,870             248,020
Currencies              4,724,446               8,151,176           9,023,216           8,502,644
Energy                    336,475                 529,411             643,850             483,785
Metals                  1,503,599                 627,993           1,493,806           1,852,858
                  ---------------        ----------------    ----------------    ----------------

                      $33,155,498             $50,888,155         $59,384,763         $20,728,689
                  ===============        ================    ================    ================

A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

Credit Risk
- - -----------

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The fair value amounts in the above tables represent the extent of the Partnership's market exposure in the particular class of derivative instrument listed, but not the credit risk associated with counterparty nonperformance.
The credit risk associated with these instruments from counterparty nonperformance is the net unrealized gain, if any, included in the Statements of Financial Condition. The Partnership also has credit risk because the sole counterparty or broker with respect to most of the Partnership's assets is MLF.

As of March 31, 1996 and December 31, 1995, $4,086,532 and $5,355,684 of the
Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

The gross unrealized gain and the net unrealized gain (loss) on the Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:


                          1996                     1995
                       ----------               ----------
                   Gross         Net        Gross         Net
                 Unrealized  Unrealized   Unrealized  Unrealized
                    Gain     Gain (Loss)     Gain     Gain (Loss)
                 ----------  -----------  ----------  -----------

Exchange
  traded           $201,118    $151,212     $456,205    $338,056
Non-Exchanged
  traded             29,862           7       46,430     (17,308)
               ------------    --------     --------    --------

                   $230,980    $151,219     $502,635    $320,748
               =================================================

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

7.  NET INCOME (LOSS) PER SERIES

The profit and loss of the Series A and Series B units for the quarters ended March 31, 1996 and 1995 are as follows:


                                         1996                  1995
                                 ---------------------  ------------------
                                  Series A   Series B   Series A  Series B
                                 ----------  ---------  --------  --------
REVENUES:
Trading (loss) profits:
  Realized                       $(123,041)  $(34,085)  $494,436  $203,598
  Change in unrealized            (130,983)   (38,546)    50,643    25,604
                                 ---------   --------   --------  --------

    Total trading results         (254,024)   (72,631)   545,079   229,202

Interest income                     61,932     18,819    108,996    35,463
                                 ---------   --------   --------  --------

    Total revenues                (192,092)   (53,812)   654,075   264,665
                                 ---------   --------   --------  --------

EXPENSES:
Profit shares                        1,008      1,329     24,382    11,024
Brokerage commissions              121,071     37,809    167,690    62,821
Administrative expense               3,105      1,080          -         -
                                 ---------   --------   --------  --------

    Total expenses                 125,184     40,218    192,072    73,845
                                 ---------   --------   --------  --------

NET INCOME (LOSS)                $(317,276)  $(94,030)  $462,003  $190,820
                                 =========   ========   ========  ========

NET INCOME (LOSS) PER UNIT:
  Weighted average number of
    units outstanding               48,373     13,934     76,649    24,304
                                 ---------   --------   --------  --------

  Weighted average net (loss)
    income per Unit                 $(6.56)    $(6.75)     $6.03     $7.85
                                 =========   ========   ========  ========

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Operational Overview: Advisor Selections
- - ----------------------------------------

      Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

       As of April 1, 1996, the Partnership's assets were allocated as follows:

                                SERIES A UNITS:
                                --------------

                                                         %
TRADING ADVISOR                          SECTOR     ALLOCATION
- - ---------------                        -----------  -----------

     John W. Henry & Co., Inc.         Financial/
                                       Metals            26.37
     Chesapeake Capital Corporation    Diversified       25.40
     SJO. Inc.                         Financials        37.10
                                       Cash              11.13
                                                        ------
                                                        100.00%

                                SERIES B UNITS:
                                --------------

                                                         %
TRADING ADVISOR                          SECTOR     ALLOCATION
- - ---------------                          --------   -----------

     John W. Henry & Co., Inc.         Financial/
                                       Metals            32.58
     Chesapeake Capital Corporation    Diversified       31.29
     SJO. Inc.                         Financials        36.13
                                                        ------
                                                        100.00%

      MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
- - -------------------------------

      MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

      Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

      The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi-strategy structure.
This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches).

Performance Summary
- - -------------------
                                SERIES A UNITS:
                                --------------

      During the first quarter of 1995, the Fund's average month-end Net Assets equalled $6,670,996, and the Fund recognized gross trading gains of $545,079 or 9.80% of such average month-end Net Assets. Brokerage commissions of $167,690 or 2.5% and Profit Shares of $24,382 or .37% of average month-end Net Assets were paid. Interest income of $108,996 or 1.63% of average month-end Net Assets resulted in a net gain of $462,003 or 5.79% of average month-end Net Assets, which resulted in a 5.86% increase in the Net Asset Value per Unit since December 31, 1994.

      During the first quarter of 1996, the Fund's average month-end Net Assets equalled $5,598,857, and the Fund recognized gross trading losses of $(254,024) or (4.54)% of such average month-end Net Assets. Brokerage commissions of $121,071 or 2.16%, Administrative expenses of $3,105 or 0.06% and Profit Shares of $1,008 or 0.02% of average month-end Net Assets were paid. Interest income of $61,932 or 1.11% of average month-end Net Assets resulted in a net loss of $317,276 or 5.67% of average month-end Net Assets, which resulted in a (5.69)% decrease in the Net Asset Value per Unit since December 31, 1995.

      During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.


                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

                                 Jan.        Feb.        Mar.
                               -------     -------     -------
                 1995          $105.35     $109.07     $113.74
                               -------     -------     -------
                 1996          $121.53     $113.75     $111.26
                               -------     -------     -------

                                SERIES B UNITS:
                                --------------

      During the first quarter of 1995, the Fund's average month-end Net Assets equalled $2,183,067, and the Fund recognized gross trading gains of $229,202 or 10.50% of such average month-end Net Assets. Brokerage commissions of $62,821 or 2.88% and Profit Shares of $11,024 or .43% of average month-end Net Assets were paid. Interest income of $35,463 or 1.62% of average month-end Net Assets resulted in net income of $190,820 or 8.74% of average month-end Net Assets, which resulted in a 7.28% increase in the Net Asset Value per Unit since December 31, 1994.

      During the first quarter of 1996, the Fund's average month-end Net Assets equalled $1,684,083, and the Fund recognized gross trading losses of $(72,631) or (4.31)% of such average month-end Net Assets. Brokerage commissions of $37,809 or 2.25%, Administrative expenses of $1,080 or 0.06% and Profit Shares of $1,329 or .08% of average month-end Net Assets were paid. Interest income of $18,819 or 1.12% of average month-end Net Assets resulted in a net loss of $(94,030) or (5.58)% of average month-end Net Assets, which resulted in a 5.93% decrease in the Net Asset Value per Unit since December 31, 1995.

      During the first quarter of 1996 and 1995, the Fund experienced 3 profitable months and 3 unprofitable months.


                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

                                  Jan.        Feb.       Mar.
                                -------     -------    -------

                 1995           $108.73     $113.56    $119.63
                                -------     -------    -------
                 1996           $129.52     $120.41    $117.49
                                -------     -------    -------

Importance of Market Factors
- - ----------------------------

      Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

      Because managed futures advisors' strategies are proprietary and confidential and market movements unpredictable, selecting advisors to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the Fund's current Advisor portfolio, both in terms of the number of managers retained and the common emphasis of their strategies on technical and trend-following methods, increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

MLIP's Advisor Selections
- - -------------------------

      MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
- - ---------

      Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earns interest income and is withdrawn, as necessary, to pay redemptions and fees.

   The futures contracts in which the Partnership trades may become illiquid under certain market conditions. Commodity exchanges limit fluctuations in futures prices during a single day by regulations referred to as "daily limits." During a single day no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can generally neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures contracts have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures (including its options) positions. There are no limitations on the daily price moves in trading foreign currency forward contracts through banks, although illiquidity may develop in the forward markets due to large spreads between "bid" and "ask" prices quoted. (Forward contracts are the bank version of currency futures contracts and are not traded on exchanges.)

Capital Resources
- - -----------------

      The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

      Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

      Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital attributable to various series of Units which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which Merrill Lynch & Co., Inc. has guaranteed to investors.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6.             Exhibits and Reports on Form 8-K.

   (a)  Exhibits
        --------

   There are no exhibits required to be filed as part of this document.

   (b)  Reports on Form 8-K
        -------------------

   There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          THE SECTOR STRATEGY FUND/SM/ IV L.P.



                          By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                  (General Partner)



Date:  May 13, 1996       By /s/JOHN R. FRAWLEY, JR.
                             -----------------------
                            John R. Frawley, Jr.
                            President, Chief Executive Officer
                            and Director



Date:  May 13, 1996       By /s/JAMES M. BERNARD
                             -------------------
                            James M. Bernard
                            Chief Financial Officer,
                            Treasurer and Senior Vice President