Form 10-Q
period 1996-06-30
SECTOR STRATEGY FUND IV LP
filed 1996-08-14
CIK 883974

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996
                               --------------

                    OR

() TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

           Delaware                                  13-3648784
- -------------------------------          ---------------------------------
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

                                 212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X    No_____
                                                               -----

                       This document contains 12 pages.

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                            June 30,            December 31,
                                                              1996                  1995
                                                              ----                  ----
ASSETS
- ------
Accrued interest                                          $   22,277            $   32,078
Equity in commodity futures trading accounts
  Cash and option premiums                                 5,687,165             7,732,274
  Net unrealized gain on open contracts                      141,019               320,748
                                                        -------------         ------------

         TOTAL                                            $5,850,461            $8,085,100
                                                        =============         ============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
  Redemptions payable                                     $  399,748            $  312,195
  Brokerage commissions payable (Note 2)                      42,312                56,042
  Profit shares payable                                          857                 9,701
  Administrative expense payable (Note 2)                      1,109                -
                                                        ------------          ------------

       Total liabilities                                     444,026               377,938
                                                        ------------          ------------

PARTNERS' CAPITAL:
  General Partner:
     (671 and 671 Series A Units outstanding)                 74,821                79,108
     (214 and 214 Series B Units outstanding)                 25,277                26,769
  Limited Partners:
     (38,555 and 48,856 Series A Units outstanding)        4,301,599             5,762,501
     ( 8,520 and 14,723 Series B Units outstanding)        1,004,738             1,838,784
                                                        ------------          ------------

       Total partners' capital                             5,406,435             7,707,162
                                                        ------------          ------------

         TOTAL                                            $5,850,461            $8,085,100
                                                        ============          ============

NET ASSET VALUE PER UNIT
  SERIES A                                                   $111.57               $117.95
                                                             =======               =======

  SERIES B                                                   $117.93               $124.89
                                                             =======               =======

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                    --------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                     For the three      For the three        For the six         For the six
                                      months ended       months ended        months ended        months ended
                                     June 30, 1996      June 30, 1995       June 30, 1996       June 30, 1995
                                     -------------      -------------       -------------      --------------
REVENUES:
  Trading profits (loss):
     Realized                           $103,980          $1,093,215          $( 53,146)         $1,791,248
     Change in unrealized                (10,200)           (687,560)          (179,729)           (611,312)
                                      -----------        ------------        -----------        ------------

          Total trading results           93,780             405,655           (232,875)          1,179,936
                                      -----------        ------------        -----------        ------------

  Interest income                         73,020             130,923            153,771             275,382
                                      -----------        ------------        -----------        ------------

          Total revenues                 166,800             536,578          (  79,104)          1,455,318
                                      -----------        ------------        -----------        ------------

EXPENSES:
  Profit shares                              857              47,123              3,194              82,529
  Brokerage commissions (Note 2)         139,422             211,974            298,302             442,485
  Administrative expense (Note 2)          3,664              -                   7,849              -
                                      -----------        ------------        -----------        ------------

          Total expenses                 143,943             259,097            309,345             525,014
                                      -----------        ------------        -----------        ------------

NET INCOME (LOSS)                       $ 22,857          $  277,481          $(388,449)         $  930,304
                                      ===========        ============        ===========        ============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of units
   outstanding                            56,133              86,343            $59,220              93,650
                                          =======             =======           ========             =======
  Weighted average net income
   (loss) per unit                         $ .41               $3.21             $(6.56)              $9.93
                                           ======              ======            =======              ======

See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                   ----------------------------------------
                       (a Delaware limited partnership)
                        ------------------------------
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                     Units                      Limited Partners                     General Partner
                                   ---------                    ----------------                     ---------------
                           Series A      Series B        Series A       Series B         Series A        Series B        Total
                           --------      --------        --------       --------         --------        --------        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994          79,651        25,053       $8,427,977      $2,751,817       $130,084        $41,743      $11,351,621

  Net income                   -             -             656,128         258,601         11,186          4,389          930,304

  Redemptions               (16,320)       (6,655)      (1,835,810)       (789,184)         -               -          (2,624,994)
                          ----------    ----------    -------------    ------------   ------------     ----------    -------------

PARTNERS' CAPITAL,
  JUNE 30, 1995              63,331        18,398       $7,248,295      $2,221,234       $141,270        $46,132       $9,656,931
                            ========    ==========    =============    ============   ============     ==========    =============

PARTNERS' CAPITAL,
  DECEMBER 31, 1995          49,527        14,937       $5,762,501      $1,838,784       $ 79,108        $26,769      $ 7,707,162

Net loss                       -             -            (294,857)        (87,813)        (4,287)        (1,492)        (388,449)

Redemptions                 (10,301)       (6,203)      (1,166,045)       (746,233)         -              -           (1,912,278)
                           ---------     ---------    -------------    ------------   ------------     ----------    -------------


PARTNERS' CAPITAL,
  JUNE 30, 1996              39,226         8,734       $4,301,599      $1,004,738       $ 74,821        $25,277      $ 5,406,435
                           =========     =========     ============    ============   ============     ==========    =============

See notes to financial statements.

THE SECTOR STRATEGY FUND/TM/ IV L.P.
(A Delaware Limited Partnership)
- --------------------------------

NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ IV L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").


2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF at a flat rate of 0.833 of 1% on the Series A Units (a 10% annual rate) and 0.75 of 1% on the Series B Units (a 9% annual rate) of the Partnership's month-end assets. Effective January 1, 1996, the Partnership began to pay Administrative Fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rates charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $71 and $20, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

     MLF pays the Advisors annual Consulting Fees ranging from 3% to 4% of the Partnership's average month-end assets after reduction for a portion of the brokerage commissions.

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts in financial instruments, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                              1996
                                              ----
     Interest Rates                           $(510,017)
     Stock indices                               10,172
     Commodities                                 (2,997)
     Currencies                                 231,805
     Energy                                       4,090
     Metals                                      34,072
                                        ----------------

                                              $(232,875)
                                        ================

     Market Risk
     -----------

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

     The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration-both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     Fair Value
     ----------

     The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statement of Financial Condition and the related profit loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                        1996                                                  1995
                    ---------------------------------------------          -----------------------------------------------

                       Commitment to             Commitment to                Commitment to               Commitment to
                    Purchase (Futures,           Sell (Futures,             Purchase (Futures,            Sell (Futures,
                   Options & Forwards)        Options & Forwards)          Options & Forwards)         Options & Forwards)
                   -------------------        -------------------          -------------------         -------------------
     Interest rates        $19,666,305            $ 8,740,856                  $60,423,117                 $12,775,061
     Stock indices           1,178,984                430,716                    1,298,009                     -
     Commodities               440,809                109,175                    2,371,584                     314,641
     Currencies              3,181,371              4,853,285                    1,809,197                   4,175,157
     Energy                    515,211                -                          1,253,705                     649,123
     Metals                    274,675              2,085,259                    1,122,026                   1,094,973
                        ---------------       ----------------             ----------------            ----------------

                           $25,257,355            $16,219,291                  $68,277,638                 $19,008,955
                        ===============       ================             ================            ================

     Substantially all of the Partnership's derivative instruments outstanding as of June 30, 1996 expire within one year.

     The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                      1996                                                      1995
                  -----------------------------------------------          -----------------------------------------------

                      Commitment to              Commitment to                Commitment to               Commitment to
                   Purchase (Futures,            Sell (Futures,             Purchase (Futures,            Sell (Futures,
                  Options & Forwards)         Options & Forwards)          Options & Forwards)         Options & Forwards)
                  -------------------         -------------------          -------------------         -------------------
     Exchange
      traded           $22,767,260                 $12,324,164                  $65,942,066                 $14,598,247
     Non-Exchange
       traded            2,490,095                   3,895,127                    2,335,572                   4,410,708
                     -------------             ---------------              ---------------             ---------------

                       $25,257,355                 $16,219,291                  $68,277,638                 $19,008,955
                     =============             ===============              ===============             ===============

The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                        1996                                                   1995
                  ------------------------------------------------         -----------------------------------------------

                       Commitment to             Commitment to                Commitment to               Commitment to
                    Purchase (Futures,           Sell (Futures,             Purchase (Futures,            Sell (Futures,
                   Options & Forwards)        Options & Forwards)          Options & Forwards)         Options & Forwards)
                   -------------------        -------------------          -------------------         -------------------
     Interest rates        $20,290,446            $27,397,329                   $45,598,130                $ 8,975,238
     Stock indices           1,669,189                286,137                     1,268,891                    666,144
     Commodities             1,317,764                212,194                     1,356,870                    248,020
     Currencies              4,889,026              8,371,325                     9,023,216                  8,502,644
     Energy                    372,084                529,411                       643,850                    483,785
     Metals                    973,398              1,307,848                     1,493,806                  1,852,858
                         --------------       ----------------              ----------------            ---------------

                           $29,511,907            $38,104,244                   $59,384,763                $20,728,689
                         ==============        ===============               ===============            ===============

     A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

     Credit Risk
     -----------

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

     As of June 30, 1996 and December 31, 1995, $5,647,078 and $5,355,684 of the
     Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

     The gross unrealized gain and the net unrealized gain (loss) on the Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                   1996                                1995
                                   ----                                ----
                           Gross               Net             Gross             Net
                        Unrealized         Unrealized       Unrealized        Unrealized
                           Gain            Gain (Loss)         Gain          Gain (Loss)
                           ----            -----------        ------         -----------
     Exchange
      traded              $148,894           $106,060         $456,205          $338,056
     Non-Exchange
      traded               113,461             34,959           46,430           (17,308)
                        -----------        -----------      -----------       -----------

                          $262,355           $141,019         $502,635          $320,748
                        ===========        ===========      ===========       ===========

The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

7.   NET INCOME PER SERIES

     The profit and loss of the Series A and Series B units for the quarters ended June 30, 1996 and 1995 are as follows:


                                        1996                   1995
                                --------------------  ----------------------
                                Series A   Series B    Series A    Series B
                                --------   --------    --------    --------
REVENUES:
Trading profits (loss):
  Realized                        79,425     24,555   $ 793,455   $ 299,760
  Change in unrealized            (6,440)    (3,760)   (498,651)   (188,909)
                                 --------   --------  ----------  ----------

    Total trading results         72,985     20,795     294,804     110,851

Interest income                   57,169     15,851     100,579      30,344
                                 --------   --------  ----------  ----------

    Total revenues               130,154     36,646     395,383     141,195
                                 --------   --------  ----------  ----------

EXPENSES:
Profit shares                        316        541      32,399      14,724
Brokerage commissions            108,914     30,508     157,673      54,301
Administrative expense             2,792        872        -           -
                                 --------   --------  ----------  ----------

    Total expenses               112,022     31,921     190,072      69,025
                                 --------   --------  ----------  ----------

NET INCOME                        18,132      4,725   $ 205,311   $  72,170
                                 ========   ========  ==========  ==========

NET INCOME PER UNIT:
  Weighted average number of
    units outstanding             44,466     11,667      66,777      19,566
                                ---------   --------  ----------  ----------

  Weighted average net
    income per unit                 $.41       $.41       $3.07       $3.69
                                    =====      =====      ======      ======

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Operational Overview: Advisor Selections
- ----------------------------------------

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

    As of July 1, 1996, the Partnership's assets were allocated as follows:

                                SERIES A UNITS:
                                --------------

                                                          %
       TRADING ADVISOR                     SECTOR     ALLOCATION
       ---------------                     -------    ----------
       John W. Henry & Co., Inc.         Financial/
                                         Metals            27.07
       Chesapeake Capital Corporation    Diversified       27.47
       SJO. Inc.                         Financials        34.22
                                         Cash              11.24
                                                          ------
                                                          100.00%

                                SERIES B UNITS:
                                --------------

                                                           %
       TRADING ADVISOR                     SECTOR     ALLOCATION
       ---------------                     ------     ----------
       John W. Henry & Co., Inc.         Financial/
                                         Metals            33.29
       Chesapeake Capital Corporation    Diversified       33.61
       SJO. Inc.                         Financials        33.10
                                                          ------
                                                          100.00%

          MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
- -------------------------------
          MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

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

Performance Summary
- -------------------
                                SERIES A UNITS:
                                --------------
          During the first six months of 1995, the Fund's average month-end Net Assets equalled $7,192,170, and the Fund recognized gross trading gains of $839,883 or 11.68% of such average month-end Net Assets. Brokerage commissions of $325,363 or 4.52% and Profit Shares of $56,780 or .79% of average month-end Net Assets were paid. Interest income of $209,575 or 2.91% of average month-end Net Assets resulted in a net gain of $667,316 or 9.28% of average month-end Net Assets, which resulted in a 8.60% increase in the Net Asset Value per Unit since December 31, 1994.

      During the first six months of 1996, the Fund's average month-end Net Assets equalled $5,219,078, and the Fund recognized gross trading losses of $181,039 or 3.47% of such average month-end Net Assets. Brokerage commissions of $229,984 or 4.41%, Administrative expenses of $5,897 or .11% and Profit Shares of $1,324 or .03% of average month-end Net Assets were paid. Interest income of $119,100 or 2.28% of average month-end Net Assets resulted in a net loss of $299,145 or 5.73% of average month-end Net Assets, which resulted in a 5.41% decrease in the Net Asset Value per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 7 profitable months and 5 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT
         ------------------------------------------------------------
                 Jan.     Feb.     Mar.     April     May     June
         ------------------------------------------------------------
         1995    $105.35  $109.07  $113.74  $115.03  $121.12  $116.68
         ------------------------------------------------------------
         1996    $121.53  $113.75  $111.26  $113.45  $111.14  $111.57
         ------------------------------------------------------------

                                SERIES B UNITS:
                                --------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $2,280,925, and the Fund recognized gross trading gains of $340,053 or 14.91% of such average month-end Net Assets. Brokerage commissions of $117,122 or 5.13% and Profit Shares of $25,749 or 1.13% of average month-end Net Assets were paid. Interest income of $65,807 or 2.89% of average month-end Net Assets resulted in net income of $262,988 or 11.53% of average month-end Net Assets, which resulted in a 10.52% increase in the Net Asset Value per Unit since December 31, 1994.

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $1,491,882, and the Fund recognized gross trading losses of $51,836 or 3.47% of such average month-end Net Assets. Brokerage commissions of $68,318 or 4.58%, Administrative expenses of $1,952 or .13% and Profit Shares of $1,870 or .13% of average month-end Net Assets were paid. Interest income of $34,671 or 2.32% of average month-end Net Assets resulted in a net loss of $89,304 or 6.00% of average month-end Net Assets, which resulted in a 5.58% decrease in the Net Asset Value per Unit since December 31, 1995.

          During the first six months of 1996 and 1995, the Fund experienced 7 profitable months and 5 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES B UNIT
         ------------------------------------------------------------
                 Jan.     Feb.     Mar.     April     May     June
         ------------------------------------------------------------
         1995    $108.73  $113.56  $119.63  $121.28  $129.15  $123.24
         ------------------------------------------------------------
         1996    $129.52  $120.41  $117.49  $120.07  $117.44  $117.93
         ------------------------------------------------------------

Importance of Market Factors
- ----------------------------

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

MLIP's Advisor Selections
- -------------------------

          MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
- ---------
          Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earns interest income and is withdrawn, as necessary, to pay redemptions and fees.

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

Capital Resources
- -----------------
          The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

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

          (b)  Reports on Form 8-K
               -------------------

          There were no reports on Form 8-K filed during the first six months of fiscal 1996.

                                   SIGNATURES


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


                                   THE SECTOR STRATEGY FUND/SM/ IV L.P.



                                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                          (General Partner)



Date: August 9, 1996               By /s/JOHN R. FRAWLEY, JR.
                                      -----------------------
                                      John R. Frawley, Jr.
                                      President, Chief Executive Officer
                                      and Director



Date: August 9, 1996               By /s/JAMES M. BERNARD
                                      -------------------
                                      James M. Bernard
                                      Chief Financial Officer,
                                      Treasurer and Senior Vice President