Form 10-Q
period 1996-09-30
SECTOR STRATEGY FUND IV LP
filed 1996-11-13
CIK 883974

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-18944

                       THE SECTOR STRATEGY FUND(SM) IV L.P.
           ----------------------------------------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

         Delaware                                       13-3648784
-------------------------------             ---------------------------------
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
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes  X   No
                                                                     ---     ---

                       This document contains 12 pages.

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                       THE SECTOR STRATEGY FUND(SM) IV L.P.
                     ----------------------------------------
                        (a Delaware limited partnership)

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                     September 30,                December 31,
                                                                         1996                         1995
                                                                         ----                         ----
ASSETS
------
Accrued interest                                                        $   18,391                   $   32,078
Equity in commodity futures trading accounts
    Cash and option premiums                                             5,028,153                    7,732,274
    Net unrealized gain on open contracts                                  395,903                      320,748
                                                                    --------------              ---------------
                TOTAL                                                   $5,442,447                   $8,085,100
                                                                    ==============              ===============
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                                                 $  201,536                   $  312,195
    Brokerage commissions payable (Note 2)                                  39,474                       56,042
    Profit shares payable                                                 -                               9,701
    Administrative expense payable (Note 2)                                  1,033                     -
                                                                    --------------              ---------------
            Total liabilities                                              242,043                      377,938
                                                                    --------------              ---------------
PARTNERS' CAPITAL:
    General Partner:
        (671 and 671 Series A Units outstanding)                            77,917                       79,108
        (214 and 214 Series B Units outstanding)                            26,483                       26,769
    Limited Partners:
        (35,696 and 48,856 Series A Units outstanding)                   4,147,467                    5,762,501
        (7,677 and 14,723 Series B Units outstanding)                      948,537                    1,838,784
                                                                    --------------              ---------------
            Total partners' capital                                      5,200,404                    7,707,162
                                                                    --------------              ---------------
                TOTAL                                                   $5,442,447                   $8,085,100
                                                                    ==============              ===============
NET ASSET VALUE PER UNIT
     SERIES A                                                              $116.19                      $117.95
                                                                           =======                      =======
     SERIES B                                                              $123.56                      $124.89
                                                                           =======                      =======

See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) IV L.P.
                      -------------------------------------
                        (a Delaware limited partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                             For the three      For the three      For the nine        For the nine
                                              months ended       months ended       months ended        months ended
                                              September 30,      September 30,      September 30,      September 30,
                                                  1996               1995               1996               1995
                                           -----------------   ----------------   ---------------    -----------------
REVENUES:
    Trading profits (loss):
        Realized                                  $  20,194          $(232,877)         $(32,952)          $1,558,372
        Change in unrealized                        254,884           (223,364)           75,155             (834,677)
                                           -----------------   ----------------   ---------------    -----------------
            Total trading results                   275,078           (456,241)           42,203              723,695
                                           -----------------   ----------------   ---------------    -----------------
    Interest income                                  58,276            114,170           212,047              389,552
                                           -----------------   ----------------   ---------------    -----------------
            Total revenues                          333,354           (342,071)          254,250            1,113,247
                                           -----------------   ----------------   ---------------    -----------------
EXPENSES:
    Profit shares                                 -                   -                    3,194               82,529
    Brokerage commissions (Note 2)                  115,248            185,502           413,550              627,987
    Administrative expense (Note 2)                   3,018           -                   10,867             -
                                           -----------------   ----------------   ---------------    -----------------
            Total expenses                          118,266            185,502           427,611              710,516
                                           -----------------   ----------------   ---------------    -----------------
NET INCOME (LOSS)                                  $215,088          $(527,573)        $(173,361)          $  402,731
                                           =================   ================   ===============    =================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                  46,896             80,015            55,113               89,104
                                                     ======             =======           =======              ======
    Weighted average net income
         (loss) per Limited Partner unit
         and General Partner unit                     $4.59             $(6.59)           $(3.15)               $4.52
                                                      =====             =======           =======               =====


See notes to financial statements.

                       THE SECTOR STRATEGY FUND(SM) IV L.P.
                      --------------------------------------
                         (a Delaware limited partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              For the nine months ended September 30, 1996 and 1995
              -----------------------------------------------------


                                  Units                          Limited Partners                   General Partner
                                  -----                          ----------------                   ---------------
                         Series A      Series B         Series A        Series B         Series A       Series B        Total
                         --------      --------         --------        --------         --------       --------        -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994        79,651        25,053        $8,427,977       $2,751,817       $130,084        $41,743     $11,351,621

  Net income                -              -              281,098          116,330          3,870          1,433         402,731

  Redemptions             (24,437)       (7,468)       (2,734,143)        (883,112)        -              -           (3,617,255)
                      ------------  ------------      ------------      ------------  ------------   ------------   -------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995       55,214        17,585        $5,974,932       $1,985,035       $133,954        $43,176     $ 8,137,097
                      ============  ============      ============      ===========   ============   ============   =============

PARTNERS' CAPITAL,         49,527         14,937        $5,762,501      $1,838,784       $ 79,108        $26,769     $ 7,707,162
  DECEMBER 31, 1995

Net loss                    -              -             (125,495)         (46,389)        (1,191)          (286)       (173,361)

Redemptions               (13,160)       (7,046)       (1,489,539)        (843,858)        -              -           (2,333,397)
                      ------------  ------------      ------------      ------------  ------------   ------------   -------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996       36,367         7,891        $4,147,467       $   948,537      $ 77,917        $26,483     $ 5,200,404
                      ============  ============      ============      ===========   ============   ============   =============

See notes to financial statements.

THE SECTOR STRATEGY FUND(SM) IV L.P.
(A Delaware Limited Partnership)
 ------------------------------

NOTES TO FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund(SM) IV L.P. (the "Partnership") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.    RELATED PARTY TRANSACTIONS

      The Partnership pays brokerage commissions to MLF at a flat rate of 0.833 of 1% on the Series A Units (a 10% annual rate) and 0.75 of 1% on the Series B Units (a 9% annual rate) of the Partnership's month-end assets. Effective January 1, 1996, the Partnership began to pay Administrative Fee to the General Partner of .020833% (a .25% annual rate). The General Partner estimates that the round-turn equivalent commission rates charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $74 and $20, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

      MLF pays the Advisors annual Consulting Fees ranging from 3% to 4% of the Partnership's average month-end assets after reduction for a portion of the brokerage commissions.


3.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Partnership trades futures, options and forward contracts in financial instruments, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:

                                              1996
                                              ----
      Interest rates and
         stock indices                     $(143,248)
      Commodities                            (31,689)
      Currencies                             132,388
      Energy                                  51,907
      Metals                                  32,845
                                      ---------------
                                           $  42,203
                                      ===============

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

      The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentration -- both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

Fair Value
----------

The derivative instruments used in the Partnership's trading activities are marked to market daily with the resulting unrealized gains or losses recorded in the Statement of Financial Condition and the related profit loss reflected in trading revenues in the Statements of Operations. The contract/notional values of the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                         1996                                             1995
                     ---------------------------------------------   --------------------------------------------
                        Commitment to             Commitment to         Commitment to             Commitment to
                     Purchase (Futures,          Sell (Futures,      Purchase (Futures,           Sell (Futures,
                     Options & Forwards)       Options & Forwards)   Options & Forwards)      Options & Forwards)
                     -------------------       -------------------   -------------------      -------------------
Interest rates           $53,865,145              $1,074,013             $60,423,117             $12,775,061
Stock indices                376,854                 -                     1,298,009                 -
Commodities                  328,945                  66,352               2,371,584                 314,641
Currencies                 3,384,510               3,916,420               1,809,197               4,175,157
Energy                       278,238                 -                     1,253,705                 649,123
Metals                        82,924               2,622,671               1,122,026               1,094,973
                     ----------------          --------------        ----------------         --------------
                         $58,316,616              $7,679,456             $68,277,638             $19,008,955
                     ================          ==============        ================         ===============

Substantially all of the Partnership's derivative instruments outstanding as of September 30, 1996 expire within one year.

The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                         1996                                             1995
                     ---------------------------------------------   --------------------------------------------
                        Commitment to             Commitment to         Commitment to             Commitment to
                     Purchase (Futures,          Sell (Futures,      Purchase (Futures,           Sell (Futures,
                     Options & Forwards)       Options & Forwards)   Options & Forwards)      Options & Forwards)
                     -------------------       -------------------   -------------------      -------------------
Exchange
   traded                $55,741,276               $5,191,233             $65,942,066            $14,598,247
Non-Exchange
   traded                  2,575,340                2,488,223               2,335,572              4,410,708
                     ----------------          ---------------       -----------------        ---------------
                       $  58,316,616               $7,679,456             $68,277,638            $19,008,955
                     ================          ===============       =================        ===============

      The average fair value of the Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                               1996                                       1995
                            -----------------------------------------   -----------------------------------------
                               Commitment to         Commitment to         Commitment to          Commitment to
                            Purchase (Futures,      Sell (Futures,      Purchase (Futures,        Sell (Futures,
                            Options & Forwards)   Options & Forwards)   Options & Forwards)   Options & Forwards)
                            -------------------   -------------------   -------------------   -------------------
       Interest rates           $31,958,244           $20,013,892            $45,598,130           $8,975,238
       Stock indices              1,336,865               443,178              1,268,891              666,144
       Commodities                1,003,748               198,242              1,356,870              248,020
       Currencies                 5,873,336             7,535,296              9,023,216            8,502,644
       Energy                       332,274               529,411                643,850              483,785
       Metals                       708,332             1,443,103              1,493,806            1,852,858
                            ----------------      ----------------      -----------------     ----------------
                                $41,212,799           $30,163,122            $59,384,763          $20,728,689
                            ================      ================      =================     ================


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

      As of September 30, 1996 and December 31, 1995, $5,259,548 and $5,355,684
      of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

      The gross unrealized gain and the net unrealized gain (loss) on the Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                                1996                                     1995
                                                ----                                     ----
                                     Gross                Net                 Gross                Net
                                  Unrealized          Unrealized           Unrealized          Unrealized
                                     Gain             Gain (Loss)             Gain             Gain (Loss)
                                  ----------          -----------          ----------          -----------
       Exchange
         traded                       $419,836            $379,892             $456,205             $338,056
       Non-Exchange
         traded                        44,086               16,011               46,430              (17,308)
                            ------------------   ------------------   ------------------   ------------------
                                     $463,922             $395,903             $502,635             $320,748
                            ==================   ==================   ==================   ==================

      The Partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

      The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

7.    NET INCOME PER SERIES

      The profit and loss of the Series A and Series B units for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                                     1996                                  1995
                                     ----------------------------------        ----------------------------------
                                         Sector A           Sector B               Sector A          Sector B
                                     ---------------     --------------        ---------------    ---------------
  REVENUES:
  Trading profit (loss):
    Realized                           $  18,257            $  1,937             $(169,300)         $  (63,577)
    Change in unrealized                 202,805              52,079              (162,139)            (61,225)
                                     --------------      --------------        --------------     --------------

      Total trading results              221,062              54,016              (331,439)           (124,802)

  Interest income                         47,640              10,636                87,409              26,761
                                     --------------      --------------        --------------     --------------

  Total revenues                         268,702              64,652              (244,030)            (98,041)
                                     --------------      --------------        --------------     --------------

  EXPENSES:
  Profit shares                           -                   -                     -                   -
  Brokerage commissions                   93,838              21,410               138,316              47,186
  Administrative expense                   2,406                 612                -                   -
                                     --------------      --------------        --------------     --------------

  Total expenses                          96,244              22,022               138,316              47,186
                                     --------------      --------------        --------------     --------------

  NET INCOME (LOSS)                     $172,458             $42,630             $(382,346)          $(145,227)
                                     ==============      ==============        ==============     ==============

  NET INCOME (LOSS) PER UNIT:
  Weighted average number
    of  units outstanding                 38,649               8,247                61,984              18,031
                                     ==============      ==============        ==============     ==============

  Weighted average net
    income (loss) per
    Limited Partner unit and
    General Partner unit                   $4.46               $5.17                $(6.17)             $(8.05)
                                     ==============      ==============        ==============     ==============


                                                     1996                                  1995
                                     ----------------------------------        ----------------------------------
                                         Sector A           Sector B               Sector A          Sector B
                                     ---------------     --------------        ---------------    ---------------
  REVENUES:
  Trading profit (loss):
    Realized                          $  (25,359)          $  (7,593)            $1,118,591          $439,781
    Change in unrealized                  65,382               9,773               (610,147)         (224,530)
                                     --------------      --------------        --------------     --------------

      Total trading results               40,023               2,180                508,444           215,251

  Interest income                        166,741              45,306                296,984            92,568
                                     --------------      --------------        --------------     --------------

  Total revenues                         206,764              47,486                805,428           307,819
                                     --------------      --------------        --------------     --------------

  EXPENSES:
  Profit shares                            1,325               1,869                 56,781            25,748
  Brokerage commissions                  323,822              89,728                463,679           164,308
  Administrative expense                   8,303               2,564                -                  -
                                     --------------      --------------        --------------     --------------

  Total expenses                         333,450              94,161                520,460           190,056
                                     --------------      --------------        --------------     --------------

  NET INCOME (LOSS)                    $(126,686)           $(46,675)              $284,968          $117,763
                                     ==============      ==============        ==============     ==============

  NET INCOME (LOSS) PER UNIT:
  Weighted average number
    of  units outstanding                 43,827              11,286                 68,470            20,634
                                     ==============      ==============        ==============     ==============

  Weighted average net
    income (loss) per
    Limited Partner unit and
    General Partner unit                  $(2.89)             $(4.14)                 $4.16             $5.71
                                     ==============      ==============        ==============     ==============

Item 2:     Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Operational Overview: Advisor Selections
----------------------------------------
                Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

                 As of October 1, 1996, the Partnership's assets were allocated as follows:

                                                SERIES A Units
                                                --------------
                                                                                                    %
              Trading Advisor                                                Sector             Allocation
              ---------------                                                ------             ----------
              John W. Henry & Co., Inc.                                   Financial/
                                                                          Metals                   25.96
              Chesapeake Capital Corporation                              Diversified              25.99
              Sjo, Inc.                                                   Financials               37.13
                                                                          Cash                     10.92
                                                                                                --------
                                                                                                  100.00%
                                                SERIES B Units:
                                                --------------
                                                                                                    %
              Trading Advisor                                                Sector             Allocation
              ---------------                                                ------             ----------
              John W. Henry & Co., Inc.                                   Financial/
                                                                          Metals                   31.75
              Chesapeake Capital Corporation                              Diversified              31.65
              Sjo, Inc.                                                   Financials               36.60
                                                                                                --------
                                                                                                  100.00%

                MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
-------------------------------
                MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

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

Performance Summary
-------------------
                                 SERIES A Units:
                                 --------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $7,053,053, and the Fund recognized gross trading gains of $508,444 or 7.21% of such average month-end Net Assets. Brokerage commissions of $463,679 or 6.57% and Profit Shares of $56,781 or .81% of average month-end Net Assets were paid. Interest income of $296,984 or 4.21% of average month-end Net Assets resulted in a net gain of $284,968 or 4.04% of average month-end Net Assets, which resulted in a 2.98% increase in the Net Asset Value per Unit since December 31, 1994.

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $4,887,212, and the Fund recognized gross trading losses of $40,023 or .82% of such average month-end Net Assets. Brokerage commissions of $323,822 or 6.63%, Administrative expenses of $8,303 or .17% and Profit Shares of $1,325 or .03% of average month-end Net Assets were paid. Interest income of $166,741 or 3.41% of average month-end Net Assets resulted in a net loss of $126,686 or 2.59% of average month-end Net Assets, which resulted in a 1.49% decrease in the Net Asset Value per Unit since December 31, 1995.

                During the first nine months of 1996 and 1995, the Fund experienced 10 profitable months and 8 unprofitable months.

                     MONTH-END NET ASSET VALUE PER SERIES A UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $105.35  $109.07 $113.74  $115.03  $121.12  $116.68  $110.90 $110.52  $110.64
---------------------------------------------------------------------------------------
1996    $121.53  $113.75 $111.26  $113.45  $111.14  $111.57  $108.83 $109.36  $116.19
---------------------------------------------------------------------------------------

                                 SERIES B Units:
                                 --------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $2,217,277, and the Fund recognized gross trading gains of $215,251 or 9.71% of such average month-end Net Assets. Brokerage commissions of $164,308 or 7.41% and Profit Shares of $25,748 or 1.16% of average month-end Net Assets were paid. Interest income of $92,568 or 4.17% of average month-end Net Assets resulted in net income of $117,763 or 5.31% of average month-end Net Assets, which resulted in a 3.43% increase in the Net Asset Value per Unit since December 31, 1994.

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $1,310,597, and the Fund recognized gross trading gains of $2,180 or .17% of such average month-end Net Assets. Brokerage commissions of $89,728 or 6.85%, Administrative expenses of $2,564 or .20% and Profit Shares of $1,869 or .14% of average month-end Net Assets were paid. Interest income of $45,306 or 3.46% of average month-end Net Assets resulted in a net loss of $46,675 or 3.56% of average month-end Net Assets, which resulted in a 1.06% decrease in the Net Asset Value per Unit since December 31, 1995.

                During the first nine months of 1996 and 1995, the Fund experienced 10 profitable months and 8 unprofitable months.

                   MONTH-END NET ASSET VALUE PER SERIES B UNIT
---------------------------------------------------------------------------------------
        Jan.     Feb.    Mar.     April    May      June     July    Aug.     Sept.
---------------------------------------------------------------------------------------
1995    $108.73  $113.56 $119.63  $121.28  $129.15  $123.24  $115.75 $115.23  $115.34
---------------------------------------------------------------------------------------
1996    $129.52  $120.41 $117.49  $120.07  $117.44  $117.93  $114.71 $115.38  $123.56
---------------------------------------------------------------------------------------

Importance of Market Factors
----------------------------
                Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

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

MLIP's Advisor Selections
-------------------------
                MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Liquidity
---------
                Most of the Partnership's assets are held as cash which, in turn, is used to margin its futures positions and earns interest income and is withdrawn, as necessary, to pay redemptions and fees.

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

Capital Resources
-----------------
                The Partnership does not have, nor does it expect to have, any capital assets and has no material commitments for capital expenditures. The Partnership uses its assets to supply the necessary margin or premiums for, and to pay any losses incurred in connection with, its trading activity and to pay redemptions and fees.

                Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

                Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which Merrill Lynch & Co., Inc. has guaranteed to investors.

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

           There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE SECTOR STRATEGY FUND(SM) IV L.P.

                                 By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                               (General Partner)

Date:  November 11, 1996         By /s/JOHN R. FRAWLEY, JR.
                                    -----------------------
                                    John R. Frawley, Jr.
                                    President, Chief Executive Officer
                                    and Director




Date:  November 11, 1996         By /s/JAMES M. BERNARD
                                    -------------------
                                    James M. Bernard
                                    Chief Financial Officer,
                                    Treasurer and Senior Vice President