Form 10-K405
period 1996-12-31
SECTOR STRATEGY FUND IV LP
filed 1997-03-27
CIK 883974

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1996
                                      or
                 (  ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934


                       Commission file number:  0-18702

                       THE SECTOR STRATEGY FUND(SM) IV L.P.
                       ------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                           13-3568563
        ----------------------------              -----------
       (State of other jurisdiction of         (I.R.S. Employer
        incorporation or organization)        Identification No.)

                  C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                       MERRILL LYNCH WORLD HEADQUARTERS
                            WORLD FINANCIAL CENTER
               SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
               ------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-4167
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  Limited Partnership
                                                             -------------------
                                                             Units
                                                             -----
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No
                                        -----           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1996 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1996, is incorporated by reference into Part II, Item 8 hereof and filed as an Exhibit herewith.

                     THE SECTOR STRATEGY FUND(SM) IV L.P.

                      ANNUAL REPORT FOR 1996 ON FORM 10-K


                               Table of Contents
                               -----------------


                               PART I                           PAGE
                              ---------                         ----

Item 1.    Business...........................................  1

Item 2.    Properties.........................................  7

Item 3.    Legal Proceedings..................................  8

Item 4.    Submission of Matters to a Vote of Security Holders  8

                                    PART II
                                    -------
Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters......................   8

Item 6.    Selected Financial Data...........................   9

Item 7.    Management's Discussion and Analysis of
            Financial Condition and Results of Operations....  13

Item 8.    Financial Statements and Supplementary Data.......  15

Item 9.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure...........  15

                                    PART III
                                    --------
Item 10.    Directors and Executive Officers of the
             Registrant......................................  16

Item 11.    Executive Compensation...........................  17

Item 12.    Security Ownership of Certain Beneficial
            Owners and Management............................  18

Item 13.    Certain Relationships and Related Transactions...  18

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K................................  19


                                     PART I

ITEM 1:  BUSINESS
         --------

       (a) General Development of Business:
           -------------------------------

          The SECTOR Strategy Fund(SM) IV L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on February 13, 1992 and began trading operations for both its Series A and Series B Units on July 1, 1992. The Series A and Series B Units' trading accounts are managed by the same Advisors (each invests in the same trading account). However, the Series A Units have a "Principal Protection" feature whereas the Series B Units do not. The Fund is closed-end and made only the initial offering of its Series A and Series B Units of limited partnership interest ("Units"). The Partnership engages in the speculative trading of a portfolio of futures and forward contracts and related options in the currencies, interest rates, metals, agricultural and energy sectors of the world commodity markets. References herein to the "Partnership" or the "Fund" shall refer to both the Series A and Series B Units unless otherwise indicated.

          Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership and selects and allocates the Fund's assets among professional advisors ("Trading Advisors" or "Advisors"), each unaffiliated with MLIP and each of which trades independently of the others. MLIP also determines what percentage of the Fund's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. (ML&CO. and its affiliates are herein sometimes referred to as "Merrill Lynch").

          In addition to its trading accounts, the Partnership maintains a cash account for the Series A Units. From time to time, the General Partner allocates and reallocates Partnership assets among its trading and cash accounts in an attempt to increase profit potential while limiting the downside risks associated with futures and forward trading (in order to prevent ML&Co. from incurring any obligations under its guarantee of a minimum Net Asset Value per Unit, as described below). Initially, the General Partner allocated approximately 30% of the Series A Units' assets to cash and approximately 70% to the trading accounts for Series A Units. As of December 31, 1996, 100% of the Series A capital was allocated to trading. The Series B Units have no "principal protection" feature, and, consequently, have allocated 100% of their assets to trading from inception.

          The total initial capitalization of the Partnership as of July 1, 1992 was $75,646,400 for the Series A Units and $13,353,600 for the Series B Units. Through December 31, 1996, Units with an aggregate Net Asset Value of $2,901,925 have been redeemed (including December 31, 1996 redemptions which were not actually paid out until January 1997), the Partnership's capitalization was $5,253,943, and the Net Asset Value of a Series A Unit and Series B Unit sold as of July 1, 1992 for $100 was $129.78 and $140.51, respectively.

          The Fund is a "principal protected" commodity pool with respect to the Series A Units. ML&Co. provides the guarantee described below under Item 1(c), "Narrative Description of Business -- ML&Co.'s 'Principal Protection' Undertaking to the Fund" -- that the Net Asset Value per Series A Unit will equal at least $100 (the initial subscription price as of July 1, 1992) as of June 30, 1997 (the "Principal Assurance Date"). This guarantee does not prevent substantial investor losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until the Principal Assurance Date can incur. In order to protect ML&Co. from any liability under its guarantee, MLIP imposes substantial opportunity costs on the Partnership by deleveraging its trading, allocating a substantial portion of the Fund's assets to its cash account rather than to trading. At such time, if any, as the Net Asset Value per Series A Unit declined to 110% or less of the present value of $100 discounted back from the Principal Assurance Date, MLIP would terminate trading altogether in order to ensure that ML&Co. incurred no financial obligation to the Fund under ML&Co.'s guarantee of the minimum Net Asset Value per Series A Unit.

          Although the Series B Units offer no "principal protection," as in the case of the Series A Units, the General Partner has adopted a stop-loss policy in respect of such Units which provides for all trading to be suspended and open positions liquidated as quickly as practicable in the event that the Net Asset Value per Series B Unit declines to $70 or less.

           Through December 31, 1996, the highest month-end Net Asset Value per Series A and Series B Unit was $136.26 (November, 1996) and $147.05 (November,
1996), respectively, and the lowest was $99.01 (July, 1992) and $98.58 (July,
1992), respectively.

       (b) Financial Information about Industry Segments:
           ---------------------------------------------

           The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

       (c) Narrative Description of Business:
           ---------------------------------

           GENERAL

           The Partnership was organized to trade in futures, options on futures and forward contracts in major sectors of the world economy, with the objective of achieving capital appreciation over time while assuring investors, in the case of the Series A Units, of at least a return of their initial investment as of the Principal Assurance Date (the first Principal Assurance Date was June 30,
1992).

           The General Partner functions as the Partnership's trading manager and is responsible for selecting Advisors to manage the Partnership's assets, allocating and reallocating assets among the Advisors and determining the percentage of the Partnership's assets committed to trading from time to time.

           Although considered as a whole, the Partnership trades in a diversified range of international markets, certain of the Trading Advisors, considered individually, concentrate primarily on trading in a limited portfolio of markets.

           The different "sectors" included in the Partnership's portfolio, and the extent to which the portfolios traded by two or more Trading Advisors may overlap, varies substantially over time. The Trading Advisors chosen to trade the Partnership's assets in a particular market "sector" may also trade in other "sectors," thereby increasing the possibility of portfolio overlap.

           The Fund trades in diverse international futures and forward markets. These markets are traded through futures, options on futures and forward contracts and offer the ability to trade either side of a market (long or short).

           The Fund accesses certain of the Trading Advisors not by opening individual managed accounts with them, but rather through investing in private funds sponsored by MLIP through which the trading accounts of different MLIP-sponsored funds managed by the same Advisor and pursuant to the same strategy are consolidated.

           One of the objectives of the Fund is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

           MERRILL LYNCH & CO.'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE FUND

           Merrill Lynch & Co., Inc., the parent company of the Merrill Lynch organization, which includes the General Partner and the Commodity Broker, has agreed to contribute sufficient capital to the Partnership, in respect of the Series A Units, so that it will have adequate funds, after adjustment for all liabilities to third parties, that the Net Asset Value per Series A Unit will be no less than $100 as of the Principal Assurance Date. This guarantee, which is effective only as of the Principal Assurance Date, is a guarantee only of a return of subscribers' initial investment, not of profit. This guarantee is a general, unsecured obligation of ML&Co.

            OPERATION OF THE SERIES A UNITS AFTER PRINCIPAL ASSURANCE DATE

            MLIP may determine to terminate Series A Unit operations as of the Principal Assurance Date, to extend the ML&Co. guarantee for a certain period of time for Series A Units (resetting the minimum Net Asset Value per Series A Unit guaranteed by ML&Co.) or to continue to operate the Fund without a "principal protection" feature. All investors will be given notice by no later than May 15, 1997 as to what the operation of the Series A Units (if any) will be after the Principal Assurance Date.

          USE OF PROCEEDS AND INTEREST INCOME

          General.  In the Fund's speculative trading, the Fund's assets are not
          -------
used to purchase or acquire any asset but rather held as security for and to pay the Fund's trading losses as well as any expenses and redemptions. The primary use of the Fund's capital is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on its behalf, while allocating to the Partnership's cash account such amounts as MLIP deems appropriate in order to protect ML&Co. from any obligation
under its guarantee.   While being used for this purpose, the Fund's assets are
also generally available to earn interest, as more fully described below under "-- Available Assets."

          Market Sectors.  The Partnership trades in a diversified group of
          --------------
markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time materially alter the allocation of their overall
trading commitments among different market sectors.   Except in the case of
certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

          The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or as to in which market sectors the Fund's trading may be concentrated at any one time or over time.

          Market Types.  The Fund trades on a variety of United States and
          ------------
foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the back-to-back intermediary to the ultimate counterparties, which include Merrill Lynch Investment Bank ("MLIB") with which the Advisors trade on behalf of the Fund.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitment to any of these different types of markets.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets. All of the Fund's assets are currently held in
          -----------------
customer accounts at Merrill Lynch.

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balance in the offset accounts (as described below) -- which includes "open trade equity" (unrealized gains and losses on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to the closing out of such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains or losses are not collected or paid until such positions are closed out.

          The Partnership's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

          The interest income arrangements for the Partnership's U.S. dollar Available Assets differ from those applicable to its non-U.S. dollar Available Assets. Interest income, once accrued by the Fund, is subject to the risk of trading losses.

          Interest Earned on the Fund's U.S. Dollar Available Assets.  The
          ----------------------------------------------------------
Fund's U.S. dollar Available Assets are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

          MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all the interest paid on the short-term Treasury bills in which it invests.

          The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

          The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. Consequently, the Fund does not earn interest on foreign margin deposits. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

          In order to avoid the expense of daily currency conversions, the Fund holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Fund's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Fund while held in foreign currencies are subject to exchange rate risk.

          Forward Transactions.  Spot and forward currency contracts are the
          --------------------
only non-exchange traded instruments held by the Fund.

          To date, approximately 20% to 30% of the Fund's trades by volume have been in forward currency contracts, but from time to time the percentage of the Fund's trading represented by forward currency trades may fall substantially outside this range. In using the F/X Desk, the Fund trades through MLF. Because the Fund need not deposit any margin with MLF in respect of the Fund's forward trading, the Fund's additional risk in trading in such unregulated markets should be limited to a possible loss of unrealized profits on open forward positions which a counterparty accessed through MLF would not, in the event of its bankruptcy, be able to pay to MLF for the account of the Fund
(MLF not itself being obligated to pay such unrealized profits to the Fund unless MLF is paid by MLF's counterparty).

          Having the Fund (and the other MLF clients using the F/X Desk) trade through the F/X Desk on the basis of MLF's credit lines permits the F/X Desk to access a wide range of counterparties without the need of such counterparties evaluating the individual credit of the Fund (or any other MLF client).

          CHARGES

          The following table summarizes the charges incurred by the Fund during 1994, 1995 and 1996.

                                1994                           1995                              1996
                       -----------------------        -----------------------          ---------------------
                                    % OF                         % OF                              % OF
                                    AVERAGE                      AVERAGE                           AVERAGE
                        DOLLAR      MONTH-END          DOLLAR    MONTH-END               DOLLAR    MONTH-END
         COST           AMOUNT      NET ASSETS         AMOUNT    NET ASSETS              AMOUNT    NET ASSETS
        -----           ------      ----------        -------   -------------          --------   -----------

Brokerage              $2,302,371        9.40%          775,785       8.27%              $479,873      7.99%
 Commissions**

Administrative Fees**      59,035        0.24            19,892       0.21                 12,599      0.21

Profit Shares             142,876        0.58            92,231       0.98                 38,523      0.64
                       ----------       -------       ---------       -------            --------      ----

       Total           $2,504,282       10.22%          887,908       9.46%              $530,995      8.84%
                       ==========       =======       =========       =======            ========      ====

_______________

** A portion of the Brokerage Commissions in prior periods have been reclassified to conform to the current period presentation of the Administrative Fees. In addition, the Fund reimbursed MLIP for a total of $1,041,666 of organizational and offering costs over the first 24 months of operations
(ending June 30, 1994).

                              ____________________


          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar Available Assets in offset accounts. See Item 1(c), "Narrative Description of Business --Use of Proceeds and Interest Income."

          The Series A Units' average month-end Net Assets during 1994, 1995 and 1996 equaled $20,266,957, $7,112,042 and $4,777,506, respectively. The Series B
Units' average month-end Net Assets during 1994, 1995 and 1996 equaled $4,221,841, $2,264,401 and $1,227,799, respectively.


          During 1994, 1995 and 1996, the Series A Units earned $761,014, $364,161 and $193,438 in interest income, or approximately 3.75%, 5.12% and 4.05% of the Series A Units' average month-end Net Assets. During 1994, 1995 and 1996, the Series B Units earned $153,024, $114,906 and $50,309 in interest income, or approximately 3.62%, 5.07% and 4.10% of the Series B Units' average month-end Net Assets.

          As of January 1, 1996, the 10% and 9% per annum Brokerage Commissions paid by the Fund to MLF for Series A and Series B Units, respectively, were recharacterized as 9.75% and 8.75% respectively, per annum Brokerage Commissions for Series A and Series B Units, and a 0.25% per annum Administrative Fee paid by the Fund to MLIP. This recharacterization had no economic effect on the Fund.

          As of February 1, 1997, the 9.75% and 8.75% per annum Brokerage Commissions for Series A Units and Series B Units, respectively, were reduced to 8.75% per annum (.7291% of the Fund's month-end assets) and 7.75% (.6458% of the Fund's month-end assets), respectively.

                         ______________________________

                        CURRENT DESCRIPTION OF CHARGES


RECIPIENT                      NATURE OF PAYMENT      AMOUNT OF PAYMENT
--------                      ------------------      -----------------

MLF                          Brokerage Commissions   A flat-rate monthly commission of .8125 of 1% (a 9.75% annual rate) for Series
                                                     A and .7291 of 1% (a 8.75% annual rate) for Series B Units, respectively, of the Fund's month-end assets committed to trading.  As of December 31, 1996,
                                                     100% of both the Series A and the Series B assets were allocated to trading.

                                                     During 1994, 1995 and 1996, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Fund's flat-rate
                                                     Brokerage Commissions was approximately $20, $65 and $67, respectively.

                                                     As of February 1, 1997, the Fund's Brokerage Commissions for the Series A Units
                                                     and Series B Units, respectively, were reduced to 8.75% per annum (.729% of month-end assets) and 7.75% per annum (.6458% of month-end assets)
                                                     respectively.

MLF                          Use of Fund assets      Merrill Lynch may derive an economic benefit from the deposit of certain of the
                                                     Fund's U.S. dollar Available Assets in offset accounts; such benefit to date has not exceeded 3/4 of 1% of such average daily U.S. dollar Available Assets.

MLIP                         Administrative Fees     As of January 1, 1996, the Brokerage Commissions payable by the Fund were reduced to 9.75% and 8.75% per annum for Series A and Series B Units, respectively, and the Fund began to pay MLIP a monthly Administrative Fee equal to 0.020833 of 1% of the Fund's month-end assets committed to trading
                                                     (0.25% annually).  This change had no economic effect on the Fund.  MLIP pays all of the Fund's routine administrative costs.

MLIB                         Bid-ask spreads         Under MLIP's F/X Desk arrangements, MLIB receives bid-ask spreads on the forward trades it executes with the Fund.

Other                        Bid-ask spreads         The counterparties other than MLIB with which the F/X Desk deals also each
  Counterparties                                     receive bid-ask spreads on the forward trades executed with the Fund.


MLIP                         F/X Desk service fees   Under the F/X Desk arrangements, MLIP or another Merrill Lynch entity receives a service fee equal, at current exchange rates, to approximately $5.00 to
                                                     $12.50 on each purchase or sale of each futures contract-equivalent forward contract executed with counterparties other than MLIB.

RECIPIENT                    NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------                    -----------------       -----------------

MLIB                         EFP differentials       MLIB or an affiliate receives a differential spread
                                                     for exchanging the Fund's spot currency positions
                                                     (which are acquired through the F/X Desk, as described
                                                     above) for equivalent futures positions.

Trading Advisors             Profit Shares           Prior to January 1, 1997, all Advisors received quarterly
                                                     Profit Shares ranging from 15% to 25% (depending on the
                                                     Trading Advisor) of any New Trading Profit.  As of
                                                     January 1, 1997, a number of Advisors agreed to receive
                                                     only annual Profit Shares.  Profit shares are also paid
                                                     upon redemption of Units.  New Trading Profit is
                                                     calculated separately in respect of each Advisor,
                                                     irrespective of the overall performance of the Fund.
                                                     The Fund may pay substantial Profit Shares during
                                                     periods when it is incurring significant overall losses.

MLF;                         Extraordinary expenses  Actual costs incurred; none paid to date, and expected to be negligible.
  Others

                       ________________________________
          REGULATION

          The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Other than in respect of its periodic reporting requirements, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) -- not applicable.

          (xiii)  The Partnership has no employees.

      (d) Financial Information about Foreign and Domestic Operations
          -----------------------------------------------------------
and Export Sales:
----------------

          The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. The Partnership does, however, trade, from the United States, on a number of foreign commodity exchanges.

ITEM 2:   PROPERTIES
          ----------

          The Partnership does not use any physical properties in the conduct of its business.

          The Partnership's only place of business is the place of business of the General Partner (see Item 10 herein). The General Partner performs all administrative services for the Partnership from the General Partner's offices.

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          There are no pending legal proceedings to which the Partnership or the General Partner is a party.

          John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 30% with respect to Series A and 35% with respect to Series B of the Fund's assets committed to trading as of January 1, 1997. In September 1996, JWH was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          The Partnership has never submitted any matters to a vote of its Limited Partners.


                                    PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -------------------------------------------------------------
MATTERS
-------

          (a)   Market Information:
                ------------------

                There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Series A Units redeemed prior to the applicable Principal Assurance Date are not entitled to any benefits under the Merrill Lynch & Co. Inc. Guarantee.

          (b)   Holders:
                -------

                As of December 31, 1996, there were 33,001 and 6,911 holders of Series A and Series B Units, respectively, including the General Partner and the Trading Advisors.

          (c)   Dividends:
                ---------

                The Partnership has made no distributions since trading commenced, nor does the General Partner presently intend to make any distributions in the future.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

          The following selected financial data has been derived from the audited financial statements of the Partnership.

                                                                                                   JULY 1, 1992
                                                                                                 (COMMENCEMENT OF
                                                                                                    TRADING) TO
INCOME STATEMENT DATA                     1996           1995           1994           1993      DECEMBER 31, 1992
---------------------                 -------------  -------------  -------------  ------------  -----------------

Revenues:

Trading Profits
  Realized gain (loss)                  $  712,444     $1,893,042    $(1,319,028)   $18,473,582        $ 2,779,223
  Change in unrealized (loss) gain        (320,748)      (547,726)      (719,275)       112,236          1,475,513
                                        ----------     ----------    -----------    -----------        -----------
Total Trading Results                      391,696      1,345,316     (2,038,303)    18,585,818          4,254,736

Interest income                            243,747        479,067        914,038      1,923,031          1,091,477
                                        ----------     ----------    -----------    -----------        -----------
     Total Revenues                        979,700      1,824,383     (1,124,265)    20,508,849          5,346,213

Expenses:
  Brokerage commissions                    479,873        795,677      2,361,406      6,380,878          3,316,607
  Administrative expense                    12,599              0              0              0                  0
  Profit Shares                             38,523         92,231        142,876      1,916,188          1,227,216
                                        ----------     ----------    -----------    -----------        -----------

     Total Expenses                        530,995        887,908      2,504,282      8,297,066          4,543,823
                                        ----------     ----------    -----------    -----------        -----------
INCOME FROM INVESTMENTS                    344,256              0              0              0                  0
                                        ----------     ----------    -----------    -----------        -----------

Net income (loss)                       $  448,704     $  936,475    $(3,628,547)   $12,211,783        $   802,390
                                        ==========     ==========    ===========    ===========        ===========


BALANCE SHEET DATA*                       1996           1995           1994           1993               1992
-------------------                   ------------   ------------   ------------   ------------       ------------

Fund Net Asset Value                    $5,253,943     $7,707,162    $11,351,621    $74,368,490        $86,134,808
Net Asset Value
   Series A Unit                           $129.78        $117.95    $    107.44        $113.97            $100.51
   Series B Unit                           $140.51        $124.89    $    111.51        $120.47            $100.76
--------------------

* Balance Sheet Data is based on redemption values, which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.


                                            MONTH-END NET ASSET VALUE PER SERIES A UNIT *

           Jan.     Feb.     Mar.     Apr.     May      June     July     Aug.     Sept.    Oct.     Nov.     Dec.


1992       N/A      N/A      N/A      N/A      N/A      N/A      $ 99.01  $ 99.56  $101.63  $102.56  $100.70  $100.51

1993       $ 99.45  $102.67  $103.30  $105.60  $106.69  $109.28  $112.17  $113.46  $112.75  $112.44  $112.69  $113.97

1994       $110.83  $109.00  $108.86  $107.85  $110.14  $111.75  $109.64  $106.30  $107.92  $107.99  $108.40  $107.44

1995       $105.35  $109.07  $113.74  $115.03  $121.12  $116.68  $110.90  $110.52  $110.64  $110.25  $113.23  $117.95

1996       $121.53  $113.75  $111.26  $113.45  $111.14  $111.57  $108.83  $109.36  $116.19  $124.86  $136.26  $129.78


                                            MONTH-END NET ASSET VALUE  PER SERIES B UNIT*

           Jan.     Feb.     Mar.     Apr.     May      June     July     Aug.     Sept.    Oct.     Nov.     Dec.


1992       N/A      N/A      N/A      N/A      N/A      N/A      $ 98.58  $ 99.39  $102.36  $101.78  $101.03  $100.76

1993       $ 99.26  $103.91  $104.84  $108.19  $109.77  $113.54  $117.80  $119.70  $118.66  $118.22  $118.60  $120.47

1994       $116.05  $113.51  $113.27  $111.67  $114.98  $116.95  $114.38  $110.40  $112.47  $112.37  $112.79  $111.51

1995       $108.73  $113.56  $119.63  $121.28  $129.15  $123.24  $115.75  $115.23  $115.34  $114.82  $118.71  $124.89

1996       $129.52  $120.41  $117.49  $120.07  $117.44  $117.93  $114.71  $115.38  $123.56  $134.01  $147.05  $140.51

-------------------

* Balance Sheet Data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principals ("GAAP") due to the treatment of organization and initial offering cost reimbursements.

                       THE SECTOR STRATEGY FUND(SM) IV L.P.
                               (SERIES A UNITS)
                               DECEMBER 31, 1996

  Type of Pool:  Selected-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                      Inception of Trading: July 1, 1992
                      Aggregate Subscriptions:$75,646,400
                      Current Capitalization: $ 4,282,884
                 Worst Monthly Drawdown/(2)/:  (6.41)%  (2/96)
          Worst Peak-to-Valley Drawdown/(3)/:  (8.75)%  (6/95 - 8/95)
                                 -------------

        Net Asset Value per Series A Unit, December 31, 1996:   $129.78

                      Monthly Rates of Returns/(4)/

     MONTH             1996     1995     1994      1993     1992

    January            3.03%   (1.95)%  (2.75)%   (1.05)%   N/A

    February          (6.41)    3.53    (1.65)     3.24     N/A

     March            (2.19)    4.29     0.13      0.62     N/A

     April             1.97     1.13    (0.93)     2.22     N/A

      May             (2.03)    5.29     2.12      1.03     N/A

      June             0.38    (3.66)    1.46      2.43     N/A

      July            (2.45)   (4.96)   (1.89)     2.65    (0.99)%

     August            0.49    (0.34)   (3.04)     1.15     0.56

   September           6.24     0.11     1.52     (0.62)    2.08

    October            7.46    (0.36)    0.07     (0.28)    0.15

    November           9.13     2.71     0.38      0.23    (1.06)

    December          (4.75)    4.17    (0.88)     1.13    (0.19)

Compound Annual       10.02%    9.78%   (9.43)%   13.40%    0.51%
 Rate of Return

          (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets (i.e., assets committed to trading) to any single manager. As the Fund may allocate more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" fund. Applicable CFTC regulations define a "Principal Protected" fund as one which is designed to limit the loss of participants' initial investment. MLIP's trading leverage policies and the ML&Co. guarantee limit Limited Partners' losses on their Series A Units to the time value of their investments over the Time Horizon from the beginning of trading to the Principal Assurance Date.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Series A Units; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately
(3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Series A Units during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series A Units as of the beginning of such month.

                     THE SECTOR STRATEGY FUND(SM) IV L.P.
                               (SERIES B UNITS)
                               DECEMBER 31, 1996

  Type of Pool:  Selected-Advisor/Publicly-Offered/"Principal Protected"/(1)/
                      Inception of Trading: July 1, 1992
                     Aggregate Subscriptions: $13,353,600
                     Current Capitalization:  $   971,059
                 Worst Monthly Drawdown/(2)/:  (7.04)%  (2/96)
         Worst Peak-to-Valley Drawdown/(3)/:  (10.78)%  (6/95 - 8/95)
                                 -------------

         Net Asset Value per Series B Unit, December 31, 1996: $140.51

                         Monthly Rates of Returns/(4)/

      MONTH              1996     1995     1994     1993      1992

     January             3.71%   (2.49)%  (3.66)%  (1.48)%    N/A

    February            (7.04)    4.45    (2.20)    4.68      N/A

      March             (2.43)    5.34    (0.21)    0.90      N/A

      April              2.20     1.38    (1.41)    3.19      N/A

       May              (2.19)    6.49     2.96     1.47      N/A

      June               0.42    (4.57)    1.71     3.43      N/A

      July              (2.74)   (6.08)   (2.20)    3.75     (1.42)%

     August              0.59    (0.45)   (3.48)    1.61      0.82

    September            7.09     0.10     1.88    (0.86)     2.98

     October             8.46    (0.45)   (0.10)   (0.37)     0.20

    November             9.73     3.39     0.38     0.32     (1.49)

    December            (4.45)    5.21    (1.14)    1.57     (0.27)

 Compound Annual        12.50%   12.01%   (7.44)%  19.56%     0.76%
 Rate of Return

          (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets (i.e., assets committed to trading) to any single manager. As the Fund may allocate more than 25% of its trading assets to one or more Advisors, it is referred to as a "Selected-Advisor" fund. Applicable CFTC regulations define a "Principal Protected" fund as one which is designed to limit the loss of participants' initial investment. MLIP's trading leverage policies and the ML&Co. guarantee limit Limited Partners' losses on their Series A Units to the time value of their investments over the Time Horizon from the beginning of trading to the Principal Assurance Date.

          (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Series B Units; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

          (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately
(3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

          (4) Monthly Rate of Return is the net performance of the Series B Units during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total equity of the Series B Units as of the beginning of such month.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATION
--------------------

          OPERATIONAL OVERVIEW; ADVISOR SELECTIONS

          The Fund's results of operations depend on MLIP's ability to select Advisors and the Advisors' ability to trade profitably. MLIP's selection procedures, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Fund's results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Fund's past performance is not necessarily indicative of its future results.

          MLIP's decision to terminate or reallocate assets among Trading Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its allocation decisions.

          MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium-to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any Advisor will manage assets for the Partnership.

          RESULTS OF OPERATIONS

          General.  MLIP believes that multi-advisor futures funds should be
          -------
regarded as medium-to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than over a shorter period.

          Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) different Advisors are affected differently by trending markets as well as by particular types of trends.

          MLIP attempts to control credit risk in the Fund's futures, forward and options trading (the Fund does not trade derivatives other than futures and forward contracts and options thereon) by trading only through MLF. MLF acts solely as a broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

          MLIP attempts to control the market risk inherent in the Fund's trading by MLIP's multi-advisor strategy and Trading Advisor selections. MLIP reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets -- in which case MLIP may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future. MLIP also adjusts the percentage of each series' capital allocated to trading, with the principal objective of protecting ML&Co. from any liability under its guarantee of a $100 minimum Net Asset Value per Series A Unit as of the Principal Assurance Date. The market risk to the Fund is limited by the combination of its "principal protection" feature and multi-advisor strategy.

          The Units began trading with 70% of their capital committed to trading. As of December 31, 1996 that percentage was 100% for both Series A and Series B Units. MLIP determinations as to how much of the Fund's assets to allocate to trading from time to time -- again, a determination primarily dictated by MLIP's objective of ensuring that ML&Co. is never required to make any payments under its guarantee that the Net Asset Value per Series A Unit will be at least $100 as of the Principal Assurance Date -- has a material impact on the performance of the Fund.

          MLIP may consider making distributions to investors under certain circumstances (for example, if substantial profits are recognized); however, MLIP has not done so to date and does not presently intend to do so.

          PERFORMANCE SUMMARY

          1994

          1994 was characterized by relatively quiet markets without many major
price trends.   United States interest rates generally declined during the period, and as they did, so did the U.S. dollar as compared to the Deutschemark and certain other major currencies.

          1995

          In 1995, prevailing price trends in several key markets enabled the Advisors to trade profitably for the Fund. Although trading in many of the traditional commodity markets may have been lackluster, the currency and financial markets offered exceptional trading conditions. After months characterized by very difficult trading environments, solid price trends across many markets (including U.S. Treasury and non-dollar bond markets) began to emerge during the first quarter of 1995. In the second quarter, market volatility once again began to affect trading, as many previously strong price trends began to weaken and, in some cases, reverse. The U.S. dollar hit new lows versus the Japanese yen and Deutschemark before rebounding sharply. In addition, there were strong indications that the U.S. economy was slowing which, when coupled with a failure of the German Central Bank to lower interest rates, stalled a rally in the German bond market. During the third quarter, there was a correction in U.S. bond prices after several months of a strong uptrend. Despite exposure to the global interest-rate markets, the Fund's long positions in Treasury bonds had a negative impact on the Fund. Throughout August and into September, the U.S. dollar rallied sharply against the Japanese yen and the Deutschemark as a result of the coordinated intervention by major central banks and widespread recognition of the growing banking crisis in Japan. Despite continued price volatility during the final quarter of 1995, the Trading Advisors were able to identify several trends in key markets. U.S. Treasury bond prices continued their strong move upward throughout November, due both to weak economic data and optimism on federal budget talks. As the year ended, the yield on the 30-year Treasury bond was pushed to its lowest level in more than two years.

          1996

          1996 began with the East Coast blizzard, continuing difficulties in federal budget talks and an economic slowdown having a negative impact on many markets. The Fund was profitable in January due to strong profits in currency trading as the U.S. dollar reached a 23-month high against the Japanese yen. In February, however, the Fund incurred its worst monthly loss due to the sudden reversals in several strong price trends and considerable volatility in the currency and financial markets. During March, large profits were taken in the crude oil and gasoline markets as strong demand continued and talks between the United Nations and Iraq were suspended. This trend continued into the second quarter, during which strong gains were also recognized in the agricultural markets as a combination of drought and excessive rain drove wheat and grain prices to historic highs. In the late summer and early fall months, the Fund continued to trade profitably as trending prices in a number of key markets favorably impacted the Fund's performance. In September heating oil hit a five-year high on soaring prices in Europe, and the Fund was also able to capitalize on downward trends in the metals markets. Strong trends in the currency and global bond markets produced significant gains in October and November, but the year ended with declining performance as December witnessed the reversal of several strong upward trends and increased volatility in key markets.

          PERFORMANCE OVERVIEW

          The principal variables which determine the net performance of the Partnership are gross profitability and interest income. During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. This negatively impacted revenues because interest income is typically a major component of commodity pool profitability. In addition, low interest rates are frequently associated with reduced fixed-income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

          The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of assets charge. The only Fund costs (other than the insignificant F/X Desk service fees and EFP differentials as well as bid-ask spreads on forward contracts) which are not based on a percentage of the Fund's assets are the Profit Shares payable to the Trading Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

          The events that primarily determine the Fund's profitability are those that produce sustained and major price movements. The Advisors are generally more likely to be able to profit from sustained trends, irrespective of their direction, than from static markets. During the course of the Partnership's performance to date, such events have ranged from Federal Reserve Board reductions in interest rates, the apparent refusal of Iraq to arrive at a settlement which would permit it to sell oil internationally, the inability of the U.S. government to agree upon a federal budget and a combination of drought and excessive rain negatively impacting U.S. agricultural harvesting as well as planting. While these events are representative of the type of circumstances which materially affect the Fund, the specific events which will do so in the future cannot be predicted or identified.

          Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time. Furthermore, the profits on many open positions are effectively realized on a daily basis through the payment of variation margin.

          Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business have virtually no impact on the Fund.

          LIQUIDITY AND CAPITAL RESOURCES

          The Fund's costs are generally proportional to its asset base, and, within broad ranges of capitalization, the Advisors' trading positions (and the resulting gains and losses) should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectfully.

          Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

          In its trading to date, the Fund has from time to time had substantial unrealized gains and losses on its open positions. These gains or losses are paid on a periodic basis as part of the routine clearing cycle on exchanges or in the over-the-counter markets (the only over-the-counter market in which the Fund trades is the inter-bank forward market in currencies). In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Fund's realized and unrealized gains.

          In terms of cash flow, it makes little difference whether a market position remains open (so that the profit or loss on such positions remains unrealized), as cash settlement of unrealized gains and losses occurs periodically whether or not positions are closed out. The only meaningful difference between realized and unrealized gains or losses in the case of the Fund is that unrealized items reflect gains or losses on positions which the Advisors have determined not to close out (presumably, in the hope of future profits), whereas realized gains or losses reflect amounts received or paid in respect of positions no longer being maintained.

ITEM 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The financial statements required by this Item are included in
Exhibit 13.01.


          The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.


ITEM 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

          There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

        (a,b)   Identification of Directors and Executive Officers:
                --------------------------------------------------

                As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership.

                The principal officers of MLIP and their business backgrounds are as follows.

                John R. Frawley, Jr.    Chief Executive Officer, President
                                        and Director

                James M. Bernard        Chief Financial Officer,
                                        Senior Vice President and Treasurer

                Jeffrey F. Chandor      Senior Vice President, Director of
                                        Sales, Marketing and Research and
                                        Director

                Allen N. Jones          Chairman and Director

                Steven B. Olgin         Vice President, Secretary and Director
                                        of Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP as well as Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets, and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its inception in 1990 through its dissolution in 1994. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, he was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is also a Director of that organization, and a Director of the Futures Industry Institute. Mr. Frawley also currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined MLF in 1983. Before that he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor at Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of Equity, Derivative Products and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to June 1992, he held the position of First Vice

President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Before January 1990, he held the position of Senior Regional Vice President of MLPF&S.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Futures Association's Government Relations Committee and has served as an arbitrator for the NFA.

          At its December 1996 Board of Directors meeting, MLIP formed a Finance Committee composed of representatives of several different operating and administrative units at Merrill Lynch to oversee the financial controls and accounting procedures implemented by MLIP. The Finance Committee will meet periodically to review MLIP's financial reporting, monitoring and record keeping, as well as all proposed changes -- other than the selection of Advisors -- affecting the operations of the Fund.

          As of December 31, 1996, the principals of MLIP owned Units with an aggregate Net Asset Value of approximately $2,810, and MLIP's general partner interest in the Fund was valued at $117,152.

          MLIP acts as general partner to thirteen public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & CO./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(SM) L.P., The SECTOR Strategy Fund(SM) II L.P., The SECTOR Strategy Fund(SM) V L.P., The SECTOR Strategy Fund(SM) VI L.P., ML Global Horizons L.P., ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.), ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

          (c)  Identification of Certain Significant Employees:
               -----------------------------------------------

               None.

          (d)  Family Relationships:
               --------------------

               None.

          (e)  Business Experience:
               -------------------

               See Item 10(a)(b) above.

          (f)  Involvement in Certain Legal Proceedings:
               ----------------------------------------

               None.

          (g)  Promoters and Control Persons:
               -----------------------------

               The General Partner is the sole promoter and controlling person of the Partnership.


ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

          The officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          (a) Security Ownership of Certain Beneficial Owners:
              -----------------------------------------------

              As of December 31, 1996, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

          (b) Security Ownership of Management:
              --------------------------------

              As of December 31, 1996, the following officers of the General Partner beneficially owned the following number of Units:

                                                Number of      Percent
Title of Class       Name of Beneficial Owner  Units Owned    of Class
--------------       ------------------------  -----------    --------

Series B Units of
Limited Partnership  James M. Bernard               20       less than 1%

               As of December 31, 1996, the General Partner owned 671 Series A Units and 214 Series B Units (unit-equivalent general partnership interests), which was less than 3% of the total Units outstanding.

           (c)  Changes in Control:
                ------------------

                None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

           (a)  Transactions with Management and Others:
                ---------------------------------------

                The General Partner acts as administrative and trading manager of the Fund. The General Partner provides all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner, which receives the Administrative Fees, pays all expenses relating to such services.

            (b)  Certain Business Relationships:
                 ------------------------------

                 MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

                 In 1996, the Partnership paid: (i) Brokerage Commissions of $479,873 to the Commodity Broker, which included $150,419 in consulting fees paid by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $12,599, to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts," as described under Item 1(c), "Narrative Description of Business --Use of Proceeds and Interest Income -- Interest Earned on the Fund's U.S. Dollar Available Assets" and Item 11, "Executive Compensation" herein, as well as from the Fund's F/X Desk and "exchange of futures for physical" ("EFP") trading.

                 See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

            (c)  Indebtedness of Management:
                 --------------------------

                 The Partnership is prohibited from making any loans, to management or otherwise.

       (d)  Transactions with Promoters:
            ---------------------------

            Not applicable.


                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)1.  Financial Statements (found in Exhibit 13.01)  Page
            ---------------------------------------------  ----

            Independent Auditors' Report                      1

            Statements of Financial Condition as of
             December 31, 1996 and 1995                       2

            For the years ended December 31, 1996, 1995
             and 1994:
             Statements of Operations                         3
             Statements of Changes in Partners' Capital       4

            Notes to Financial Statements                  5-14

     (a)2.  Financial Statement Schedules:
            -----------------------------

            Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

     (a)3.  Exhibits:
            --------

            The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation        Description
-----------        -----------

3.01(c) Amended and Restated Certificate of Limited Partnership of the Registrant, dated July 27, 1995.

Exhibit 3.01(c):   Is incorporated herein by reference from Exhibit 3.01(c)
---------------    contained in the Registrant's report on Form 10-Q for the
                   Quarter ended June 30, 1995.

3.01(d)            Amended and Restated Limited Partnership Agreement of the
                   Partnership.

Exhibit 3.01(d):   Is incorporated herein by reference from Exhibit 3.01
---------------    contained in Amendment No. 1 (as Exhibit A) to the Amendment
                   No. 1 to the Registration Statement (File No. 33-45800) filed on March 30, 1992, on Form S-1 under the Securities Act of
                   1933 (the "Registrant's Registration Statement").

10.01(p) Form of Advisory Agreement between the Partnership, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and each Trading Advisor.

Exhibit 10.01(p):  Is incorporated by reference from Exhibit 10.01(p)
----------------   contained in the Registrant's report on Form 10-Q for the
                   Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between each the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.02:    Is incorporated herein by reference from Exhibit 10.02
-------------     contained in the Registrant's Registration Statement.

10.03 Form of Customer Agreement between the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03:    Is incorporated herein by reference from Exhibit 10.03
-------------     contained in the Registrant's Registration Statement.

10.05 Merrill Lynch & Co., Inc. Series A Unit Guarantee Agreement (included as Exhibit B to the Prospectus).

Exhibit 10.05:    Is incorporated by reference from Exhibit 10.05 contained in
-------------     the Registrant's Registration Statement.

10.07 Foreign Exchange Desk Service Agreement among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.07:    Is filed herewith.
-------------

10.08 Form of Advisory and Consulting Agreement Amendment among Merrill Lynch Investment Partners Inc., each Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.08:    Is filed herewith.
-------------

10.09 Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.09:    Is filed herewith.
-------------

13.01             1996 Annual Report and Independent Auditors' Report.

Exhibit 13.01:    Is filed herewith.
-------------

28.01             Prospectus of the Partnership dated April 2, 1992.

Exhibit 28.01:    Is incorporated by reference as filed with the Securities and
-------------     Exchange Commission pursuant to Rule 424 under the Securities
                  Act of 1933 on April 15, 1992.


     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE SECTOR STRATEGY FUND(SM) IV L.P.

                             By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                 General Partner

                             By: /s/ John R. Frawley, Jr.
                                 ------------------------
                                 John R. Frawley, Jr.
                                 President, Chief Executive Officer and Director (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 14, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                   Title                                                  Date
---------                   -----                                                  ------

/s/ John R. Frawley, Jr.    President and Chief Executive Officer and Director       March 14, 1997
-------------------------
John R. Frawley, Jr.

/s/ James M. Bernard        Chief Financial Officer, Treasurer (Principal Financial  March 14, 1997
-------------------------   and Accounting Officer) and Senior Vice President
James M. Bernard

/s/ Jeffrey F. Chandor      Senior Vice President and Director of Sales,             March 14, 1997
--------------------------  Marketing and Research, and Director
Jeffrey F. Chandor

/s/ Allen N. Jones          Director                                                 March 14, 1997
--------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT    General Partner of Registrant
PARTNERS INC.

By: /s/ John R. Frawley, Jr.
    ----------------------------
    John R. Frawley, Jr.

                     THE SECTOR STRATEGY FUND(SM) IV L.P.

                                 1996 FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------

                  Exhibit
                  -------
Exhibit 10.07     Foreign Exchange Desk Service Agreement among Merrill Lynch
                  Investment Bank, Merrill Lynch Investment Partners Inc., Merrill
                  Lynch Futures Inc. and the Fund.

Exhibit 10.08 Form of Advisory and Consulting Agreement Amendment by and among Merrill Lynch Investment Partners Inc., each Advisor, the Fund and Merill Lynch Futures Inc.

Exhibit 10.09     Form of Amendment to the Customer Agreement among the
                  Partnership and MLF

Exhibit 13.01     1996 Annual Report and Independent Auditors' Report


                To the best of the knowledge and belief of the
                   undersigned, the information contained in
                     this report is accurate and complete.



                               James M. Bernard
                            Chief Financial Officer
                    Merrill Lynch Investment Partners Inc.
                              General Partner of
                     THE SECTOR STRATEGY FUND(SM) IV L.P.