Form 10-Q
period 1997-03-31
SECTOR STRATEGY FUND IV LP
filed 1997-05-14
CIK 883974

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                               ----------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from       to
                               -----    -----

Commission File Number 0-18944

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                    --------------------------------------
                         (Exact Name of Registrant as
                           specified in its charter)

             Delaware                                      13-3648784
-------------------------------                --------------------------------
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

                        This document contains 12 pages.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                   ----------------------------------------
                       (a Delaware limited partnership)

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                                                   March 31,       December 31,
                                                     1997              1996
                                                     ----              ----
ASSETS
------
Accrued interest                                 $        -         $    8,703
Equity in commodity futures trading accounts:
 Cash and option premiums                                 -          2,361,768
 Net unrealized profit on                                 -                  -
  open contracts
Investments                                       5,137,022          3,020,012
Receivable from investments                               -            113,486
                                                 ----------         ----------

      TOTAL                                      $5,137,022         $5,503,969
                                                 ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
 Redemptions payable                             $   36,758         $  195,968
 Brokerage commissions payable                            -             18,981
 Profit shares payable                                    -             34,583
 Administrative fees payable                              -                494
                                                 ----------         ----------

     Total liabilities                               36,758            250,026
                                                 ----------         ----------

PARTNERS' CAPITAL:
 General Partner:
   (671 and 671 Series A Units outstanding)          90,155             87,083
   (214 and 214 Series B Units outstanding)          31,193             30,069
 Limited Partners:
   (30,195 and 32,330 Series A Units
    outstanding)                                  4,056,977          4,195,801
   (  6,325 and  6,697 Series B Units
    outstanding)                                    921,939            940,990
                                                 ----------         ----------

     Total partners' capital                      5,100,264          5,253,943
                                                 ----------         ----------

      TOTAL                                      $5,137,022         $5,503,969
                                                 ==========         ==========

NET ASSET VALUE PER UNIT
  SERIES A                                         $ 134.36           $ 129.78
                                                   ========           ========

  SERIES B                                         $ 145.76           $ 140.51
                                                   ========           ========
See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                   ----------------------------------------
                       (a Delaware limited partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                      For the three       For the three
                                      months ended        months ended
                                        March 31,           March 31,
                                          1997                 1996
                                      -------------       -------------
REVENUES:
 Trading (loss):
   Realized                           $           -       $   (157,126)
   Change in unrealized                           -           (169,529)
                                      -------------       -------------

     Total trading results                        -           (326,655)
                                      -------------       -------------

 Interest income                                  -              80,751
 Income from investments                    186,601                   -
                                      -------------       -------------

     Total revenues                         186,601           (245,904)
                                      -------------       -------------

EXPENSES:
 Profit shares                                    -               2,337
 Brokerage commissions                            -             158,880
 Administrative fees                              -               4,185
                                      -------------       -------------

     Total expenses                               -             165,402
                                      -------------       -------------

NET INCOME (LOSS)                     $     186,601       $   (411,306)
                                      =============       =============

NET INCOME (LOSS) PER UNIT:
 Weighted average number of units
   outstanding                               38,814              62,307
                                             ======              ======
 Weighted average net income
    (loss) per General Partner                $4.81             $(6.60)
    and Limited Partner Unit                  =====             =======




See notes to financial statements.

                     THE SECTOR STRATEGY FUND/SM/ IV L.P.
                   ----------------------------------------
                       (a Delaware limited partnership)

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

              For the three months ended March 31, 1997 and 1996
              --------------------------------------------------

                                        Units                 Limited Partners               General Partner
                                        -----                 ----------------               ---------------
                                Series A     Series B      Series A       Series B       Series A      Series B       Total
                                --------     --------      --------       --------       --------      --------       -----
PARTNERS' CAPITAL,
 DECEMBER 31, 1995                49,527       14,937     $5,762,501     $1,838,784     $  79,108     $  26,769     $7,707,162

 Net Loss                              -            -       (312,779)       (92,442)       (4,497)       (1,588)      (411,306)

 Redemptions                      (2,708)      (1,992)      (315,449)      (250,666)            -             -       (566,115)
                                ---------    ---------    -----------    -----------    ----------    ----------    -----------

PARTNERS' CAPITAL,
 March 31, 1996                   46,819       12,945     $5,134,273     $1,495,676     $  74,611     $  25,181     $6,729,741
                                =========    =========    ===========    ===========    ==========    ==========    ===========

PARTNERS' CAPITAL,
 DECEMBER 31, 1996                33,001        6,911     $4,195,801     $  940,990     $  87,083     $  30,069     $5,253,943

Net Income                                                   147,570         34,835         3,072         1,124        186,601

Redemptions                       (2,135)        (372)      (286,394)       (53,886)            -             -       (340,280)
                                ---------    ---------    -----------    -----------    ----------    ----------    -----------

PARTNERS' CAPITAL,
 March 31, 1997                   30,866        6,539     $4,056,977     $  921,939     $  90,155     $  31,193     $5,100,264
                                =========    =========    ===========    ===========    ==========    ==========    ===========

See notes to financial statements.

                      THE SECTOR STRATEGY FUND/SM/ IV L.P.
                      ------------------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of The SECTOR Strategy Fund/SM/ IV L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").


2.  INVESTMENT

    At March 31, 1997 the Partnership had investments in the ML JWH Financial and Metals Portfolio L.L.C. ("JWH LLC"), ML Chesapeake Diversified L.L.C.("Chesapeake LLC"), and effective January 1, 1997 , the Partnership has an additional investment in the SJO Prospect Global Diversified Portfolio L.L.C. ("SJO LLC").

    Total revenues and fees with respect to such investments are set forth as follows:

                       Total           Brokerage      Administrative        Profit          Income from
                      Revenue         Commissions          Fees             Shares          Investments
                 ----------------  ----------------  ----------------  ----------------  -----------------
SERIES A UNITS
JWH LLC            $       47,863    $       28,919    $          796    $          299    $        17,849
Chesapeake LLC            104,826            26,011               716            15,865             62,234
SJO LLC                   125,589            43,271             1,190            10,642             70,486
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total                     278,278    $       98,201    $        2,702    $       26,806    $       150,569
                 ----------------  ----------------  ----------------  ----------------  -----------------

SERIES B UNITS
JWH LLC            $       12,568    $        6,709    $          208    $          171    $         5,480
Chesapeake LLC             26,696             5,990               185             4,018             16,503
SJO LLC                    23,524             7,270               225             1,980             14,049
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total              $       62,788    $       19,969    $          618    $        6,169    $        36,032
                 ----------------  ----------------  ----------------  ----------------  -----------------

TOTAL ALL UNITS
JWH LLC            $       60,431    $       35,628    $        1,004    $          470    $        23,329
Chesapeake LLC            131,522            32,001               901            19,883             78,737
SJO LLC                   149,113            50,541             1,415            12,622             84,535
                 ----------------  ----------------  ----------------  ----------------  -----------------

Total              $      344,066    $      118,170    $        3,320    $       32,975    $       186,601
                 ================  ================  ================  ================  =================

3. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the three months ended March 31, 1996 were as follows (there were no trading revenues reported for the first quarter 1997):

                                            1996
                                            ----

         Interest rates and
          stock indices                $   (286,572)
         Commodities                        (65,877)
         Currencies                          89,226
         Energy                             (30,757)
         Metals                             (32,675)
                                      ---------------

                                       $   (326,655)
                                      ===============


   The average fair value of the Partnership's derivative instrument positions which were open as of year ended December 31, 1996 (there were no open contracts as for the first quarter of 1997):



                                    1996
                   ----------------------------------------

                      Commitment to         Commitment to
                   Purchase (Futures,      Sell (Futures,
                   Options & Forwards)  Options & Forwards)
                   -------------------  -------------------

   Interest rates         $33,058,413         $18,792,013
   Stock indices            1,231,238             372,559
   Commodities              1,003,748             217,921
   Currencies               5,481,707           6,889,270
   Energy                     318,455             529,411
   Metals                     657,983           1,358,960
                   -------------------  -------------------

                          $41,751,544         $28,160,134
                   ===================  ===================


   As of March 31, 1997 and December 31, 1996, $0 and $ 2,361,684 of the Partnership's assets, respectively, were held in segregated accounts at MLF in accordance with Commodity Futures Trading Commission regulations.

3. NET INCOME PER SERIES

   The profit and loss of the Series A and Series B units for the three months ended March 31, 1997 and March 31, 1996 are as follows:

                                                1997                               1996
                                    ---------------------------         ---------------------------
                                     Sector A         Sector B           Sector A         Sector B
                                     --------         --------           --------         --------
REVENUES:
Trading (loss):
  Realized                          $         -    $          -         $ (123,041)   $     (34,085)
  Change in unrealized                        -               -           (130,983)         (38,546)
                                    ------------   ------------         -----------   -------------

    Total trading results                     -               -           (254,024)         (72,631)

Interest income                                                             61,932           18,819
Income from investments                 150,641          35,960                  -                -


Total revenues                          150,641          35,960           (192,092)         (53,812)
                                    ------------   ------------         -----------   -------------

EXPENSES:
Profit shares                                 -               -              1,008            1,329
Brokerage commissions                         -               -            121,071           37,809
Administrative fees                           -               -              3,105            1,080


Total expenses                                -               -            125,184           40,218
                                    ------------   ------------         -----------   -------------

NET INCOME (LOSS)                   $   150,641    $     35,960         $ (317,276)   $     (94,030)
                                    ============   ============         ===========   =============

NET INCOME (LOSS) PER UNIT:
Weighted average number
  of  units outstanding                  32,044           6,770             48,373           13,934
                                         ======           =====             ======           ======

Weighted average net
  income (loss) per GeneralPartner
  and Limited Partner Unit               $ 4.70          $ 5.31            $ (6.56)         $ (6.75)
                                         ======          ======            =======          =======

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Operational Overview: Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc. ("MLIP")'s ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1997, the Partnership's assets were allocated as follows:

                                SERIES A UNITS:
                                ---------------
                                                                    %
       TRADING ADVISOR                     SECTOR               ALLOCATION
       ---------------                     ------               ----------

       John W. Henry & Co., Inc.         Financial/
                                         Metals                    36.37
       Chesapeake Capital Corporation    Diversified Program        9.55
       Sjo, Inc.                         Financials                54.08
                                                                  ------
                                                                  100.00%

                                SERIES B UNITS:
                                ---------------
                                                                    %
       TRADING ADVISOR                     SECTOR               ALLOCATION
       ---------------                     ------               ----------

       John W. Henry & Co., Inc.         Financial/
                                         Metals                    33.87
       Chesapeake Capital Corporation    Diversified Program       29.78
       Sjo, Inc.                         Financials                36.35
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

Performance Summary
-------------------
                                SERIES A UNITS:
                                ---------------

         During the first three months of 1996, the Fund's average month-end Net Assets equalled $5,598,857, and the Fund recognized gross trading losses of $254,024 or 4.54% of such average month-end Net Assets. Brokerage commissions of $121,071 or 2.16%, Administrative fees of

3,105 or 0.06%, and Profit Shares of $1,008 or 0.02% of average month-end Net Assets were paid. Interest income of $61,932 or 1.11% of average month-end Net Assets resulted in a net loss of $317,276 or 5.67% of average month-end Net Assets, which resulted in a 5.68% decrease in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equalled $4,223,267. Earnings from investments of $150,641 or 3.57% of average month-end Net Assets resulted in a net gain of $150,641 or 3.57% of average month-end Net Assets, which resulted in a 3.53% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 3 profitable months and 3 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

                        Jan.        Feb.        Mar.
                        -------     -------     -------
          1996          $121.53     $113.75     $111.26
          1997           132.87      135.01      134.36


                                SERIES B UNITS:
                                ---------------

         During the first three months of 1996, the Fund's average month-end Net Assets equalled $1,684,083, and the Fund recognized gross trading losses of $ 72,631 or 4.31% of such average month-end Net Assets. Brokerage commissions of $37,809 or 2.25%, Administrative fees of $1,080 or .06% and Profit Shares of $1,329 or .08% of average month-end Net Assets were paid. Interest income of $18,819 or 1.12 % of average month-end Net Assets resulted in net loss of $94,030 or 5.58% of average month-end Net Assets, which resulted in a 5.93 % increase in the Net Asset Value per Unit since December 31, 1995.

         During the first three months of 1997, the Fund's average month-end Net Assets equalled $969,665, Earnings from investments of $35,960 or 3.71% of average month-end Net Assets resulted in a net gain of $35,960 or 3.71% of average month-end Net Assets, which resulted in a 3.74% increase in the Net Asset Value per Unit since December 31, 1996.

         During the first three months of 1997 and 1996, the Fund experienced 3 profitable months and 3 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

                         Jan.        Feb.        Mar.
                         -------     -------     -------
           1996          $129.52     $120.41     $117.49
           1997          $144.17     $146.33     $145.76


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

     John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 37% with respect A and 34% with respect to Series B of the Fund's assets committed to trading as of April 1, 1997. In September 1996, JWH was named as a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

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

         There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                            THE SECTOR STRATEGY FUND/SM/ IV L.P.



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  May 13, 1997         By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer,
                              and Director